Form 10-Q
period 2012-06-30
BALLROOM DANCE FITNESS, INC.
filed 2012-09-10
CIK 1493109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-138251

BALLROOM DANCE FITNESS INC

 (Exact name of registrant as specified in its charter)

Florida (State or other Jurisdiction of Incorporation or Organization)	26-3994216 (I.R.S. Employer Identification No.)

1050 Hillsboro Mile Suite 1004 Hillsboro Beach, Florida	33062
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (954) 684-8288

N/A

(Former name, former address and former

Fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes      [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of August 11, 2012, there were 11,113,750 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS:
Cash	$ 352	$ 99
TOTAL ASSETS:	$ 352	$ 99

LIABILITIES AND SHAREHOLDERS EQUITY:

LIABILITIES:
Acounts Payable	$ 6,411	$ 7,350
Due to shareholders	12,921	8,844
TOTAL LIABILITIES:	19,332	16,194

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.0001 par value; 100,000,000 shares authorized; 11,113,750
shares outstanding at December 31, 2011 and June 30, 2012	1,111	1,111
Additional Paid in Capital	11,755	11,755
Deficit Accumulated During the Development Stage	(31,846)	(28,961)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(18,980)	(16,095)
TOTAL LIABILITIES & STOCKHOLDERS EQUITY (DEFICIENCY)	$ 352	$ 99

See accompanying notes to the audited Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(unaudited)

					For the period January 20,
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	2009 (Inception)
	June 30,	June 30,	June 30,	June 30,	through
	2012	2011	2012	2011	June 30, 2012

Revenue	$ 3,000	$ 295	$ 8,606	$ 1,696	$ 39,047

Total Revenue	$ 3,000	$ 295	$ 8,606	$ 1,696	$ 39,047

Expenses:

Licenses and Fees	$ 150	$ -	$ 770	$ -	$ 5,614
Contract Labor	3,802	522	9,721	1,349	36,109
Professional Fees	500	-	1,000	-	18,745
Production	-	-	-	-	3,120
Insurance	-	-	-	-	718
Travel	-	154	-	640	2,506
Office	0	0	-	335	4,081

Total Expenses	4,452	676	11,491	2,324	70,893

Net Loss	$ (1,452)	$ (381)	$ (2,885)	$ (628)	$ (31,846)

Weighted average common shares outstanding	11,113,750	11,113,750	11,113,750	10,555,000

See accompanying notes to the audited Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS EQUITY
(unaudited)

				Deficit Accumulated
	Common Stock		Additional	During the Development
	Shares	Amount	Paid -In Capital	Stage	Total

Balance January 20, 2009 (Inception)	-	$ -	$ -	$ -	$ -

Founder's Stock in Exchange for Service	8,000,000	800	0		800

Stock Issued for Services	3,105,000	302	8,895		9,197
					-
Net loss				(11,258)	(11,258)

Balance December 31, 2009	11,105,000	1,102	8,895	(11,258)	(1,261)

Stock Issued for Services-See Notes	8,750	9	2,860		2,869

Net loss				(11,088)	(11,088)

Balance December 31, 2010	11,113,750	$ 1,111	$ 11,755	$ (22,346)	$ (9,480)

Net loss				(6,615)	(6,615)

Balance December 31, 2011	11,113,750	1,111	11,755	(28,961)	(16,095)

Net loss				(2,885)	(2,885)
Balance June 30, 2012	11,113,750	1,111	11,755	(31,846)	(18,980)

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(unaudited)

			For the period January 20,
	Six Months Ended	Six Months Ended	2009 (Inception)
	June 30,	June 30,	through
	2012	2011	December 31, 2011
Cash flows from operating activities:
Net Loss	$ (2,885)	$ (628)	$ (31,846)
Adjustments to reconcile net income to net
cash provided by operating activities:
Stock issued for services	-	-	12,866
Changes in assets and liabilities:			-
Increase in accounts payable	(939)	-	6,411
Increase in due from shareholder	4,077	-	12,921
Cash flows provided from operating activities	253	(628)	352

Cash flows used in investing activities:	-	-	-

Cash flows provided from financing activities:	-	-	-

Net change in cash and cash equivalents	253	(628)	352

Cash and cash equivalents, beginning of period	99	676	-

Cash and cash equivalents, end of period	$ 352	$ 48	$ 352

Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

See accompanying notes to the audited Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization

Ballroom Dance Fitness, Inc. was organized January 20, 2009 under the laws of the State of Florida.  The Company creates fitness videos and DVD’s that promote “Fun Exercise”  to the Ballroom Dance and fitness enthusiasts.

The videos and DVD’s are designed for individuals that want to lose weight and also learn Ballroom Dance steps. The DVD’s will be marketed via TV infomercial, Corporate web site and Internet marketing. The company realizes revenues when paid in full for purchase of DVD’s and merchandise purchased (DVD’s, fitness clothes, nutrition's and exercise shoes) on the Company's website. The company is competing in the Weight loss and Nutrition industry; a $44 billion annual industry

Basis of Accounting

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The most significant estimates included in the preparation of the financial statements are related to asset lives and accruals.

Income taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

BALLROOM DANCE FITNESS, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average common shares and all potentially dilutive common shares outstanding during the period.

Recent Accounting Pronouncements

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

All entities that report OCI items will be impacted by the changes in this ASU. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income, are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted.

ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

• The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

• An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

• An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

• Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity’s holding (that is, a “blockage factor”) should not be considered in a fair value measurement.

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15,

BALLROOM DANCE FITNESS, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

2011 (that is, the quarter ending March 31, 2012 for calendar-year entities). Early adoption is not permitted for public entities

ASU 2011-03 – Reconsideration of effective control for repurchase agreements

The amendments to ASC 860-10 included in ASU 2011-03, simplified the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor’s ability criteria from the assessment of effective control over those assets as well as the related implementation guidance.

Currently under ASC 860-10-40-24 a transferor must meet four criteria to maintain effective control of securities transferred in a repo and to therefore account for the transfer as a secured borrowing rather than a sale. One of these criteria states that the transferor must be able to either repurchase or redeem the transferred securities on substantially the agreed terms, even if the transferee is in default. This criterion is satisfied only if the transferor has cash or collateral sufficient to fund substantially the entire cost of purchasing replacement securities.

The amendments in ASU 2011-03 remove this criterion and related implementation guidance from the Codification, thereby reducing the criteria that transferors must satisfy to qualify for secured borrowing accounting and, as a result, likely reducing the number of transfers accounted for as sales.

The amendments to ASC 860-10, Transfers and Servicing, included in ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, are effective for both public and nonpublic entities prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities). Early adoption is not permitted.

ASU 2011-02 -
This bulletin discusses ASU 2011-02, which was issued by the FASB to provide creditors with additional guidance in evaluating whether a restructuring of debt is a troubled debt restructuring. The new guidance does not amend the guidance for debtors. It is generally effective for public entities in the quarter ended September 30, 2011.

ASU 2011-01 - Troubled debt restructuring disclosures for public-entity creditors deferred

The FASB issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a troubled debt restructuring, which the Board is currently deliberating. The clarified guidance is expected to apply for interim and annual periods ending after June 15, 2011.

When providing the new disclosures under ASU 2010-20, public entities would be required to retrospectively apply the clarified guidance on what constitutes a troubled debt restructuring to restructurings occurring on or after the beginning of the year in which the proposed clarified guidance is adopted.

BALLROOM DANCE FITNESS, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

NOTE 2: GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The company has incurred an operating loss of approximately $31,846 since inception. The future of the company is dependent on its ability to obtain funding from its anticipated funding of its S-1 with the Securities and Exchange Commission. Although the company plans to pursue its equity funding, there can be no assurance that the company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the equity funding it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.

NOTE 3: INCOME TAXES

The provision for income taxes and the effective tax rates for the six months ended June 30, 2011 and 2012 and the year ended December 31, 2011 were computed by applying the federal and state statutory corporate tax rates as follows:

	2012	2011

Provisions for income taxes at statutory federal rate	$0	$0
Valuation allowance	-	-
Net income tax provision	$ -0-	$ -0-

The reported income tax at the statutory rate	34%	34%
State rate, net of federal income tax	5%	5%
Valuation allowance	-39%	-39%
Effective income tax rate	0%	0%

Our Federal net operating loss (“NOL”) carryforward balance as of June 30, 2012 was approximately $31,000, expiring between now and 2020. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets.  Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized. .

The Company adopted the provisions of ASC 740, previously FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously the Company has accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. The statute of limitations is still open on years 2006 and subsequent. The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions.

BALLROOM DANCE FITNESS, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2009.

NOTE 4: LOANS FROM SHAREHOLDERS

A shareholder has advanced various loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. Loans from shareholders at December 31, 2011 and June 30, 2012 amounted to $8,844 and $12,921 respectively.

NOTE 5: STOCK BASED COMPENSATION

The Company accounts for employee and non-employee stock awards under ASC 718 – Stock Compensation, formerly SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 6: STOCKHOLDERS’ EQUITY

The Company issued a total of 10,005,000 shares of its common stock at $0.002 per share for services during the year ended December 31, 2009 and 1,108,750 shares at $0.002 per share for services during the year ended December 31, 2010. Total shares outstanding as of year ended December 31, 2011 and six months ended June 30, 2012 is 11,113,750.

 Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Unless stated otherwise, the words “we,” “us,” “our,” the “Company,” or “Ballroom Dance Fitness, Inc.” in this section collectively refer to BDF.

Overview

General Information about the Company

Ballroom Dance Fitness, Inc. (the “Company” or “Ballroom Dance Fitness”) was incorporated in the State of Florida on January 2, 2009. We filed a registration statement on Form S-1 with the Securities and Exchange Commission. The Securities and Exchange Commission declared our registration statement effective on August 10, 2012. We intend to obtain a trading symbol and commence trading on the OTC Markets QB of our shares of common stock upon clearance from FINRA.

The Company’s business model includes the following:

1.

Fitness DVD Routines: Producing, marketing and selling DVD’s that will feature six different ballroom dances: the Cha-Cha, Swing, Salsa, Meringue, Rumba and Waltz.   The program is to promote “Fun Exercise” to Ballroom Dance and fitness enthusiasts. The videos will be marketed as exercise videos designed for individuals that want to lose weight and also learn Ballroom Dance steps. The fitness routines will stress dance steps and use them in exercise routines, building the lower body, strengthening heart endurance, plus show how the use of hand free weights will develop and tone the upper body.

2.

Certified Fitness Instructors: We intend to offer fitness trainers and ballroom dance instructors an opportunity to become certified as a Ballroom Dance Fitness instructor after completing a six hour training session with Sean Forhan, the Company’s Founder.  The certified trainer will offer Ballroom Dance Fitness classes in his/her city and keep all of the revenue.  It is intended that the instructors will pay a one-time fee of $250 to become certified.  There will be an annual renewal fee of $175 to keep the certification active.

If and when funds become available, the Company also plans to launch infomercials which will promote our DVDs

Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a developmental and have generated little revenue to date. We have incurred losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We believe we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of our products and through equity or debt securities.

 Six Month Period Ended June 30, 2012 Compared to Six Month Period Ended June 30, 2011

Our revenue for the six month period ended June 30, 2012 was $8,606 compared to revenue of $1,696 during the six month period ended June 30, 2011 (an increase of $6,910). Our revenue increased based upon an operational focus regarding marketing of our classes. and products

During the six month period ended June 30, 2012, we incurred operating expenses of $11,491 compared to $2,324 incurred during the six month period ended June 30, 2011 (an increase of $6,910). The operating expenses incurred during the six month period ended June 30, 2012 consisted of: (i) licenses and fees of $770 (2011: $-0-); (ii) contract labor of $9,721 (2011: $1,349); (iii) professional fees of $10,000 (2011: $-0-); (iv) travel of $-0- (2011: $640); and (v) office of $-0- (2011: $335). The increase in the incurrence of operating expenses during the six month period ended June 30, 2012 reflects the increased scale and scope of our business operations. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.

Therefore, our net loss for the six month period ended June 30, 2012 was ($2,885) compared to a net loss of ($628) incurred during the six month period ended June 30, 2011. The weighted average number of shares outstanding was 11,113,750 for the six month period ended June 30, 2012 compared to 10,555,000 for the six month period June 30, 2011.

Three Month Period Ended June 30, 2012 Compared to Three Month Period Ended June 30, 2011

Our revenue for the three month period ended June 30, 2012 was $3,000 compared to revenue of $295 during the three month period ended June 30, 2011 (an increase of $2,705. Our revenue increased based upon an operational focus regarding marketing of our classes. and products

During the three month period ended June 30, 2012, we incurred operating expenses of $4,452 compared to $676 incurred during the three month period ended June 30, 2011 (an increase of $3,776). The operating expenses incurred during the three month period ended June 30, 2012 consisted of: (i) licenses and fees of $150 (2011: $-0-); (ii) contract labor of $3,802 (2011: $522); (iii) professional fees of $500 (2011: $-0-); and (iv) travel of $-0- (2011: $154). The increase in the incurrence of operating expenses during the three month period ended June 30, 2012 reflects the increased scale and scope of our business operations. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.

Therefore, our net loss for the three month period ended June 30, 2012 was ($1,452) compared to a net loss of ($381) incurred during the three month period ended June 30, 2011. The weighted average number of shares outstanding was 11,113,750 for the three month period ended June 30, 2012 compared to 11,113,750 for the three month period June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2012

As of June 30, 2012, our current assets were $352 and our current liabilities were $19,332, which resulted in a working capital deficit of $18,980. As of June 30, 2012, current assets were comprised of $352 in cash and current liabilities were comprised of: (i) $6,411 in accounts payable; and (ii) $12,921 in amounts due to shareholders.

As of June 30, 2012, our total assets were $352 comprised of current assets. The slight increase in total assets during the six month period ended June 30, 2012 from fiscal year ended December 31, 2011 was primarily due to increase in cash.

As of June 30, 2012, our total liabilities were $19,332 comprised entirely of current liabilities. The increase in liabilities during the six month period ended June 30, 2012 from fiscal year ended December 31, 2011 was primarily due to the increase in amounts due to shareholders

Stockholders’ deficit increased from ($16,095) as of December 31, 2011 to ($18,980) as of June 30, 2012.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the six month period ended June 30, 2012, net cash flows provided from operating activities was $253 compared to net cash flows used in operating activities of $($628) during the six month period ended June 30, 2011. Net cash flows used in operating activities consisted primarily of a net loss of $2,885 (2011: $628), which was changed by $4,077 (2011: $-0-) in increase due from shareholder and a decrease of ($939) (2011: $-0-) in accounts payable.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2012 and 2011, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the six month period ended June 30, 2012, net cash flows provided from financing activities was $-0-.

Plan of Operation

At June 30, 2012, we had $352 cash on hand, liabilities totaling $19,332 and a stockholders' deficit of $18,980. In their audit report, dated April 26, 2012, our auditors have expressed their doubt as to our ability to continue as a going concern.  To date, we have financed our operations primarily from non-interest bearing demand loans from the our Chief Executive Officer, William G. Forhan, and totaling $12,921.  These loans are not pursuant to any written agreement.  We have agreed to repay such loans upon the receipt of sufficient capital.

At our current state of operations, we need roughly $500,000 for the next twelve months although we only need from $225,000 to $250,000  to produce a fitness DVD and an infomercial. To date, we haven’t produced any DVDs and we believe that we will need at least  $194,000 to produce our first DVD.  If we are not successful in raising such financing, we will reduce the cost of the DVD by reducing the proposed six dances to four or five,  in order to complete the DVD for sale. We estimate that the cost of the shortened DVD will be $162,000, saving 15% in editing and production costs. If we don’t raise sufficient capital, we might not have enough money to produce our first DVD. To commence implementing our business plan, we will need an additional $500,000. We will depend on generating sufficient proceeds to fund our operations. We will also need to raise additional capital by the issuance of securities and from loans.  In the event we are not successful in raising any funds, our Chief Executive Officer has verbally agreed to continue to fund our operations until any such funding can be raised.  There is no written agreement between us and our Chief Executive Officer which requires him to fund our operations.

We are currently offering 6,000,000 shares registered under an S-1 registration statement filed with the Securities and Exchange Commission, which went effective on August 10, 21012. The 6,000,000 shares are being offered by us in our offering is a self-underwritten, best efforts basis, i.e. there is no minimum share purchase requirement and there is no guarantee as to the amount of proceeds that will result from this offering, if any.  If we do not raise sufficient amount of funds from this offering and/or subsequent private and public offerings and/or receive loans, we might have to cease operations.

There is no assurance that the net proceeds will be received in time to meet our needs. Our board of directors reserves the right to reallocate the use of proceeds to meet unforeseen events. Pending their use, we may deposit proceeds in commercial bank accounts or invest them in money market funds for short-term government obligations.

Material Commitments

A material commitment for fiscal year 2012 is the advancement of various loans to us from certain shareholders for the payment of operating expenses. The loans from the shareholders aggregate a total of $12,921 as at June 30, 2012. The loans are non-interest bearing and due on demand.

Off –Balance Sheet Operations

We do not have any off-balance sheet operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and  Use of Proceeds.

Nor applicable.

Item 3.   Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit No.:	Description:
31.1	Certification by William G. Forhan, Principal Executive Officer of Ballroom Dance Fitness Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification by William G. Forhan, Principal Executive Officer of Ballroom Dance Fitness Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Ballroom Dance Fitness Inc.

Date: September 7, 2012	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)