Form 10-Q
period 2012-09-30
BALLROOM DANCE FITNESS, INC.
filed 2012-11-19
CIK 1493109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-167249

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

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of October 1, 2012, there were 11,113,750 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS:
Cash	$ 1,311	$ 99
TOTAL ASSETS:	$ 1,311	$ 99

LIABILITIES AND SHAREHOLDERS EQUITY:

LIABILITIES:
Accounts Payable	$ 8,496	$ 7,350
Due to shareholders	24,837	8,844
TOTAL LIABILITIES:	33,333	16,194

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.0001 par value; 100,000,000 shares authorized; 11,113,750
shares outstanding at December 31, 2011 and June 30, 2012	1,111	1,111
Additional Paid in Capital	11,755	11,755
Deficit Accumulated During the Development Stage	(44,888)	(28,961)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(32,022)	(16,095)
TOTAL LIABILITIES & STOCKHOLDERS EQUITY (DEFICIENCY)	$ 1,311	$ 99

See accompanying notes to the audited Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	For the period January 20, 2009 (Inception)
	September 30,	September 30,	September 30,	September 30,	through
	2012	2011	2012	2011	September 30, 2012

Revenue	$ 5,139	$ 5,605	$ 13,475	$ 7,302	$ 43,916

Total Revenue	$ 5,139	$ 5,605	$ 13,475	$ 7,302	$ 43,916

Expenses:

Licenses and Fees	$ 8,221	$ 822	$ 8,991	$ 822	$ 13,895
Contract Labor	4,330	3,701	14,051	5,050	40,439
Professional Fees	5,300	6,000	6,300	6,000	24,045
Production	-	-	-	-	3,120
Insurance	-	-	-	-	718
Travel	-	-	-	640	2,506
Office	0	0	-	335	4,081

Total Expenses	17,851	10,523	29,342	12,847	88,804

Net Loss	$ (12,712)	$ (4,918)	$ (15,867)	$ (5,545)	$ (44,888)

Weighted average common shares outstanding	11,113,750	11,113,750	11,113,750	10,555,000

See accompanying notes to the audited Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS EQUITY

				Deficit Accumulated
	Common Stock		Additional	During the Development
	Shares	Amount	Paid -In Capital	Stage	Total

Balance January 20, 2009 (Inception)	-	$ -	$ -	$ -	$ -

Founder's Stock in Exchange for Service	8,000,000	800	0		800

Stock Issued for Services	3,105,000	302	8,895		9,197
					-
Net loss				(11,318)	(11,318)

Balance December 31, 2009	11,105,000	1,102	8,895	(11,318)	(1,321)

Stock Issued for Services-See Notes	8,750	9	2,860		2,869

Net loss				(11,088)	(11,088)

Balance December 31, 2010	11,113,750	$ 1,111	$ 11,755	$ (22,406)	$ (9,540)

Net loss				(6,615)	(6,615)

Balance December 31, 2011	11,113,750	1,111	11,755	(29,021)	(16,155)

Net loss				(15,867)	(15,867)
Balance September 30, 2012	11,113,750	1,111	11,755	(44,888)	(32,022)

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
			For the period January 20,
	Nine Months Ended	Nine Months Ended	2009 (Inception)
	September 30,	September 30,	through
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net Loss	$ (15,867)	$ (5,545)	$ (44,888)
Adjustments to reconcile net income to net
cash provided by operating activities:
Stock issued for services	-	-	12,866
Changes in assets and liabilities:			-
Increase in accounts payable	1,146	(1,407)	8,496
Increase in due from shareholder	15,933	8,228	24,837
Cash flows provided from operating activities	1,212	1,276	1,311

Cash flows used in investing activities:	-	-	-

Cash flows provided from financing activities:	-	-	-

Net change in cash and cash equivalents	1,212	1,276	1,311

Cash and cash equivalents, beginning of period	99	676	-

Cash and cash equivalents, end of period	$ 1,311	$ 1,952	$ 1,311

Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

See accompanying notes to the audited Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.

NOTES TO FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

BALLROOM DANCE FITNESS, INC.

NOTES TO FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

BALLROOM DANCE FITNESS, INC.

NOTES TO FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

NOTE 2: GOING CONCERN

The accompanying Financial Statements have been prepared assuming that the company will continue as a going concern. Going concern contemplates the realization of assets and the

BALLROOM DANCE FITNESS, INC.

NOTES TO FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

satisfaction of liabilities in the normal course of business over a reasonable period of time. The company has incurred an operating loss of approximately $44,888 since inception. The future of the company is dependent on its ability to obtain funding from its anticipated funding of its S-1 with the Securities and Exchange Commission. Although the company plans to pursue its equity funding, there can be no assurance that the company will be able raise sufficient working capital to maintain its operations. If the Company is unable to raise the necessary working capital though the equity funding it will be forced to continue relying on cash from operations and loans from related parties to satisfy its working capital needs. There can be no assurance that the company will be able rely on these sources to maintain its operations.

NOTE 3: INCOME TAXES

The provision for income taxes and the effective tax rates for the nine months ended September 30, 2011 and 2012 and the year ended December 31, 2011 were computed by applying the federal and state statutory corporate tax rates as follows:

	2012	2011

Provisions for income taxes at statutory federal rate	$0	$0
Valuation allowance	-	-
Net income tax provision	$ -0-	$ -0-

The reported income tax at the statutory rate	34%	34%
State rate, net of federal income tax	5%	5%
Valuation allowance	-39%	-39%
Effective income tax rate	0%	0%

Our Federal net operating loss (“NOL”) carryforward balance as of September 30, 2012 was approximately $44,000, expiring between 2012 and 2020. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets.  Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized. .

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

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2010.

BALLROOM DANCE FITNESS, INC.

NOTES TO FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 4: LOANS FROM SHAREHOLDERS

A shareholder has advanced various loans to the Company for the payment of certain operating expenses.  The loans are non-interest bearing and are due on demand. Loans from shareholders at December 31, 2011 and September 30, 2012 amounted to $8,844 and $24,837 respectively.

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

NOTE 6: STOCKHOLDERS’ EQUITY

The Company issued a total of 10,005,000 shares of its common stock at $0.002 per share for services during the year ended December 31, 2009 and 1,108,750 shares at $0.002 per share for services during the year ended December 31, 2010. Total shares outstanding as of year ended December 31, 2011 and nine months ended September 30, 2012 is 11,113,750.

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

The Company’s business model includes the following:

1.

Fitness DVD Routines: Producing, marketing and selling DVD’s that will feature six different ballroom dances: the Cha-Cha, Swing, Salsa, Meringue, Rumba and Waltz.   The program is to promote “Fun Exercise” to Ballroom Dance and fitness enthusiasts. The videos will be marketed as exercise videos designed for individuals that want to lose weight and also learn Ballroom Dance steps. The fitness routines will stress dance steps and use them in exercise routines, building the lower body, strengthening heart endurance, plus show how the use of hand free weights will develop and tone the upper body. When funds become available, the Company also plans to launch infomercials which will promote our DVDs

1.

Certified Fitness Instructors: We intend to offer fitness trainers and ballroom dance instructors and opportunity to become certified as a Ballroom Dance Fitness instructor after completing a six hour training session with Sean Forhan, the Company’s Founder.  The certified trainer will offer Ballroom Dance Fitness classes in his/her city and keep all of the revenue.  It is intended that the instructors will pay a one-time fee of $250 to become certified.  There will be an annual renewal fee of $175 to keep the certification active.

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

We believe we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of our products and through equity, IPO, or debt securities.

 Nine Month Period Ended September 30, 2012 Compared to Nine Month Period Ended September 30, 2011

Revenue for the nine month period ended September 30, 2012 was $13,476 compared to revenue of $7,302 during the nine month period ended September 30, 2011 an increase of $6,174. Our revenue increased based upon twenty Private lessons for couples desiring to become better dancers.

During the nine month period ended September 30, 2012, we incurred operating expenses of  $29,342  compared to $12,847 incurred during the nine month period ended September 30, 2011 (an increase of $16,495. The operating expenses incurred during the nine month period ended September 30, 2012 consisted of: (i) licenses and fees of $8,991 (2011: $822); (ii) contract labor of $14,051 (2011: $5,050); (iii) professional fees of $6,300  (2011: $6,000); (iv)  and (v) office of $-0- (2011: $335) .reflects the increased scale and scope of our business operations. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.

Therefore, our net loss for the nine month period ended September 30, 2012 was ($15,867) compared to a net loss of ($5,545) incurred during the nine month period ended September 30, 2011. The weighted average number of shares outstanding was 11,113,750 for the nine month period ended September 30, 2012 compared to 11,113,750 for the nine month period June 30, 2011.

Three Month Period Ended September 30, 2012 Compared to Three Month Period Ended September 30, 2011

Our revenue for the three month period ended September 30, 2012 was $5,139 compared to revenue of $5,605 during the three month period ended September 30, 2011, a decrease of $466. Our revenue decreased based upon fewer dance lessons for the period.

During the three month period ended September 30, 2012, we incurred operating expenses of $17,851 compared to $10,523 incurred during the three month period ended September 30, 2011 (an increase of $7,328). The operating expenses incurred during the three month period ended September 30, 2012 consisted of: (i) licenses and fees of $8,221 (2011: $822); (ii) contract labor of $4,330 (2011: $3,701); (iii) professional fees of $5,300 (2011: $6,000. The increase in the incurrence of operating expenses during the three month period ended September 30, 2012 reflects the increased scale and scope of our business operations. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.

Therefore, our net loss for the three month period ended September 30, 2012 was ($12,712) compared to a net loss of ($4,918) incurred during the three month period ended  September 30, 2011. The weighted average number of shares outstanding was 11,113,750 for the three month period ended September 30, 2012 compared to 11,113,750 for the three month period September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2012

As of September 30, 2012, our current assets were $1,311 and our current liabilities were $33,333, which resulted in a working capital deficit of $32,022. As of September 30, 2012, current assets were comprised of  $1,311 in cash and current liabilities were comprised of: (i) $8,496 in accounts payable; and (ii) $24,837 in amounts due to shareholders.

As of September 30, 2012, our total assets were $1,311 comprised of current assets. The slight increase in total assets during the nine month period ended September 30, 2012 from fiscal year ended December 31, 2011 was primarily due to increase in cash.

As of September 30, 2012, our total liabilities were $33,333 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended September 30, 2012 from fiscal year ended December 31, 2011 was primarily due to the increase in amounts due to shareholders

Stockholders’ deficit increased from ($16,095) as of December 31, 2011 to ($32,022) as of September 30, 2012.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine month period ended September 30, 2012, net cash flows provided from operating activities was $1,212 compared to net cash flows used in operating activities of $1,276 during the nine month period ended September 30, 2011. Net cash flows used in operating activities consisted primarily of a net cash flow of $15,867 vs. (2011: $5,545), which was changed by $7,705) an increase due from shareholder and a increase of ($1,146 ) (2011: $8,226) in accounts payable.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2012 and 2011, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2012, net cash flows provided from financing activities was $-0-.

Plan of Operation

At September 30, 2012, we had $1,311 cash on hand, liabilities totaling $33,333 and a stockholders' deficit of $32,022. In their audit report, dated April 26, 2012, our auditors have expressed their doubt as to our ability to continue as a going concern.  To date, we have financed our operations primarily from non-interest bearing demand loans from the our Chief Executive Officer, William G. Forhan, and totaling $24,837  These loans are not pursuant to any written agreement.  We have agreed to repay such loans upon the receipt of sufficient capital.

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

We are currently offering 6,000,000 shares registered under an S-1 registration statement filed with the Securities and Exchange Commission, which went effective on August 10, 2012. The 6,000,000 shares are being offered by us in our offering is a self-underwritten, best efforts basis, i.e. there is no minimum share purchase requirement and there is no guarantee as to the amount of proceeds that will result from this offering, if any.  If we do not raise sufficient amount of funds from this offering and/or subsequent private and public offerings and/or receive loans, we might have to cease operations.

There is no assurance that the net proceeds will be received in time to meet our needs. Our board of directors reserves the right to reallocate the use of proceeds to meet unforeseen events. Pending their use, we may deposit proceeds in commercial bank accounts or invest them in money market funds for short-term government obligations.

Material Commitments

A material commitment for fiscal year 2012 is the advancement of various loans to us from certain shareholders for the payment of operating expenses. The loans from the shareholders aggregate a total of $24,837 at September 30, 2012. The loan is non-interest bearing and due on demand.

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

With respect to the period ending September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

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

Ballroom Dance Fitness Inc.

Date: November 14, 2012	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)