Form 10-K
period 2012-12-31
BALLROOM DANCE FITNESS, INC.
filed 2013-04-01
CIK 1493109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)

☐

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2012

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

Commission File Number 333-167249
Ballroom Dance Fitness, Inc.
(Exact name of registrant as specified in its charter)

Florida	26-3994216
(State or other jurisdiction of incorporation or formation)	(I.R.S. Employer Identification Number)
1150 Hillsboro Mile Suite 1004 Hillsboro Beach, Florida 33062
(Address of principal executive offices)	(Former name, former address and former fiscal year, if changed since last report)

(954) 684-8288
(Registrants telephone number)

Securities registered pursuant to Section 12(b) of the Act None
Securities registered pursuant to Section 12(g) of the Act Common Stock, par value $0.0001 per share (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

There is currently no market for any of our securities.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February, 2013 there were 11,113,750 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

Page

PART I

4

Item 1. Business

4

Item 1A. Risk Factors

8

Item 1B.  Unresolved Staff Comments

9

Item 2.  Properties.

10

Item 3.  Legal Proceedings.

10

Item 4.  Mine Safety Disclosures.

10

PART II

10

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.  10

Item 6.  Selected Financial Data                                                                                                                                                               12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                         12

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                                                                                           15

Item 8. Financial Statements and Supplementary Data.                                                                                                                       16

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                                       16

Item 9A(T).  Controls and Procedures                                                                                                                                                   16

Item 9B.  Other Information

17

PART III

17

Item 10.  Directors, Executive Officers and Corporate Governance.

17

Item 11.  Executive Compensation.

19

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

20

Item 13.  Certain Relationships and Related Transactions, and Director Independence

20

Item 14.  Principal Accounting Fees and Services

21

PART IV

22

Item 15.  Exhibits and Financial Statement Schedules

22

PART I

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Unless stated otherwise, the words “we,” “us,” “our,” the “Company,” or “Ballroom Dance Fitness, Inc.” in this section collectively refer to BDF.

ITEM 1.  BUSINESS.

History

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

Since inception through December 31, 2012, the Company has earned revenues from private dance lessons and fitness dance classes.  The Company creates fitness videos and DVD’s that promote “Fun Exercise” to Ballroom Dance and fitness enthusiasts.

The videos and DVD’s are designed for individuals that want to lose weight and also learn Ballroom Dance steps.  The DVDs will be marketed via TV infomercial, corporate web site and Internet marketing.  The Company realizes revenues when paid in full for the sale of DVDs and merchandise.

Fitness DVD Routines:  Producing, marketing and selling DVDs that will feature six different ballroom dances including Cha-Cha, Swing, Salsa, Meringue, Rumba and Waltz.  The program is to promote “Fun Exercise” to Ballroom Dance and fitness enthusiasts.  The videos will be marketed as exercise videos designed for individuals that want to lose weight and also learn Ballroom Dance steps.  The fitness routines will stress dance steps and use them in exercise routines to build the lower body, strengthen heart endurance, and show how the use of hand free weights will develop and tone the upper body.  When funds become available, the Company also plans to launch infomercials in order to promote our DVDs.

Certified Fitness Instructors:  We intend to offer fitness trainers and ballroom dance instructors an opportunity to become certified as a Ballroom Dance Fitness instructor after completing a six-hour training session with Sean Forhan, the Company’s Founder.  The certified trainer will offer Ballroom Dance Fitness classes in his/her city and keep all of the revenue.  It is intended that the instructors will pay a one-time fee of $250 to become certified.  There will be an annual renewal fee of $175 to keep the certification active.

Our Services

BDF provides fun exercise that teaches the exerciser how to dance while losing weight.  The Company provides a training DVD that includes six dances that are learned from repetitive steps, providing fun exercise and cardio workout at the convenience of the exerciser, from their home.

Governmental Regulation

None.

General

The business is to create DVD videos that promote “Fun Exercise” to ballroom dance and fitness enthusiasts.  The videos are designed for individuals that want to lose weight and learn Ballroom Dance steps.  The videos will focus on beginner Ballroom dance steps, building the lower body, strengthening heart endurance, and showing how the use of hand free weights will develop and tone the upper body.

The Company will offer six dances all composed on one video, as opposed to selling six separate videos at $19.95 for a total of $119.95.  We will combine and offer all six dances on one video for only $39.95, a 67% savings.  Dances featured include Cha-cha, Swing, Salsa, Meringue, Rumba and Waltz.

The Fitness Video Industry is an explosive and competitive marketplace.  Americans workout to maintain their weight, release emotional stress, and simply to keep fit.  Videos are used by many exercisers to motivate themselves and learn how to lose weight and maintain fitness.  The advantage of a video is you can stay home and follow a routine, and you can do it whenever you want to exercise.

The Company is currently a public entity and will sell free trading shares via an IPO to raise additional working capital for video production, marketing awareness and strategic acquisitions.  The Company has completed an S-1 Registration with the Security Exchange Commission, which became “effective” August 10, 2012, and will trade on the Over-the-Counter Bulletin Board (“OTCBB”).  The Company has registered 6,000,000 free trading shares selling at $0.40 per share in an effort to raise $2,400,000.

The Company’s leader, Sean Forhan, is a dancer and instructor with 14 years ballroom dancing experience and has the passion for dancing and fitness.  He has created a fitness routine that is “fun exercise” transferred to the dance floor with endurance and a fit body.

Industry Background

The marketplace the Company is focused on is actually a combination of three (3) marketplaces: Ballroom Dancing, Fitness and Exercise.  We call it the “Fun Exercise” Industry.  In addition, the Company intends to market in the Fitness Video and the Infomercial Industries.

Nutrition and Weight Loss is a $44 billion industry.  Obesity is a global problem that affects 300 million people worldwide.  In the United States, nearly two-thirds of adults (130 million people) are overweight and nearly one-third of adults (61 million people) are obese (source IHRSA).

According to Bally’s there are nearly 40 million members in the USA that exercise at over 25,000 Health & Fitness centers and it is reported that Health and Fitness is a $15 billion industry (source “First Research”, October 31, 2008).

Ballroom Dancing has become popular with private and group lessons at Studios, and today ABC has the # 1 TV reality show: “Dancing with The Stars”.  Over 20 million people watch on both Monday’s 90-minute show and Tuesday’s 60-minute show.  The show is a dance competition between celebrities (actors, athletes, models and entertainers) dancing with professional ballroom dancers.  They compete for 13 weeks and three professional dance judges score 1–10 points each, and allow the TV audience to vote online and telephone.  In the final week, two couples compete and a winner is crowned “Champion” for the season.

The Fitness Video Industry is an explosive and competitive marketplace.  Americans workout to maintain their weight, release emotional stress, and simply to keep fit.  Videos are used by many exercisers to motivate themselves and learn how to lose weight and maintain fitness.  The advantage of a video is you can stay home and follow a routine, and you can do it whenever you want to exercise.

Several celebrities have sold millions of fitness videos.  Jane Fonda has created 23 fitness videos and DVDs, selling 17 million of her first video.  Richard Simmons has sold over 20 million fitness videos and personally lost over 120 pounds from exercise.  A fitness dancer from Columbia started fitness videos in 1999 and is popular in over 30 countries.  Today, “Zumba Fitness” continues to grow in popularity.  Zumba has more than 20,000 Zumba Fitness-certified instructors around the world generating over $6 million a year.

Growth Strategy and Objectives

We have developed an investor website www.BallroomDanceFitness.info  that tells “About the Company” and describes the products that will be sold Online through strategic partnerships.  The products include exercise clothing and shoes, exercise equipment, nutrition products and health foods.

We have taken the Company public and plan to trade on the OTCBB as a reporting company.  The Company’s S-1 Registration was approved by the SEC on August 10, 2012 and has approval to sell 6,000,000 free trading shares as an IPO totaling $2,400,000.

The Company’s next objectives are:  1) to produce the ballroom dance fitness DVD; 2) to build a consumer site www.BallroomDanceFitness.com  and 3) to kick-off a media buy of TV Infomercials that introduces the Company and generates revenues.

The Company’s long-term objective are:  1) to expand its business model of Ballroom Dance Fitness throughout the USA and market video (DVD) sales via infomercials in additional TV marketplaces, 2) to expand alliances with Ballroom Studios and fitness centers throughout the USA and 3) to start a Ballroom Dance Fitness Certification Program to train fitness instructors so they too can teach Ballroom Dance Fitness in their respective cities.

Marketing Strategy

Ballroom Dance Fitness, Inc. has been a fully reporting public company since the last quarter of 2012 and will start trading after it is granted permission by FINRA to have its common shares traded on the Over the Counter Bulletin Board.

The Company intends to grow from Infomercials shown on TV and the Internet.  The primary revenue stream will be Direct Response TV (DRTV), and the Company will also have an e-Commerce Site that sells dance fitness DVDs and accessories including exercise clothing and shoes, vitamins, hand weights, and nutrient beverages.

The Company’s Business

The business is to create DVD videos that promote “Fun Exercise” to ballroom dance and fitness enthusiasts.  The videos are designed for individuals that want to lose weight and learn Ballroom Dance steps.  The videos will focus on beginner Ballroom dance steps, building the lower body, strengthening heart endurance, and showing how the use of hand free weights will develop and tone the upper body.

The Company offers six dances all composed on one video, as opposed to selling six separate videos at $19.95 for a total of $119.95.  We will combine and offer all six dances on one video for only $39.95, a 67% savings.

Competition

Competition comes from many established ballroom dance studios, fitness clubs, exercise clubs and celebrity fitness videos such as Jane Fonda, Richard Simmons and our most successful and targeted competitors created fitness dance videos called “Zumba” and “Jazzercise”.

Zumba is a fitness program inspired by Latin dance.  Zumba combines Latin rhythms with cardiovascular exercise to create an aerobic routine that is fun and easy to follow.  In 2002, Zumba secured a deal with a large infomercial company to launch the concept nationwide resulting in the sale of millions of videos to the US market.

Jazzercise started in 1969 as a dance-fitness class by a professional dancer.  She began teaching Jazz exercise in YMCA and local Parks and Recreation facilities and her company currently has six Dance Fitness DVDs and Logo merchandise sold on its website. Her company has 7,300 instructors teaching 32,000 classes weekly and 2007 revenues exceeded $93 million system wide.

Fitness clubs include a new wave of “corporate wellness environment".  There are nearly 4,000 "corporate clubs" in the United States promoting everything from weight loss and stress management to smoking cessation.  According to Bally’s, nearly 40 million members exercise at over 25,000 Health & Fitness centers in the USA.

Employees

We currently employ 2 employees, which include our CEO and COO.

Management Team

Sean Forhan, the Founder and COO, has14 year experience in Ballroom Dancing and Fitness Instruction, and he has the passion to dance and teach Ballroom Dancing and Ballroom Fitness.  Bill Forhan has been a CEO of public companies for more than 15 years and owner / CEO of private companies for 22 years.  They have the inner drive to succeed in competitive marketplaces.

Sean Forhan, Founder & COO

•

Ballroom Dance Instructor for 14 years

•

Sales experience in the insurance, financial and travel industries

•

Ballroom Fitness Instructor for 2 years

•

Entrepreneur spirit, founder of Ballroom Dance Fitness, Inc.

Bill Forhan, CEO

•

Entrepreneur built and funded seven companies; 1st exit was selling to American Express Corp., sold two public companies to a Dot Com company and sold several entities to private entrepreneurs

•

Co-founder of Internet Media company, took company public on the OTCBB

•

Founder of Integrated Marketing Professional Inc.; took company public on the OTCBB

•

Founder of Casino Players Inc.; took the company public on the OTCBB

•

Co-founder of Ballroom Dance Fitness Inc.; took the company public on the OTCBB

•

15 years of experience as Chairman and CEO of six publicly traded companies

•

Founder and CEO of seven private companies in the past 37 years

•

Completed over 60 corporate acquisitions

Market Growth

The Company will expand Ballroom Dance Fitness Inc. throughout the USA.  Growth will depend on financing raised and the success of Fitness Videos revenues.  The goal is to start TV infomercials in Florida and eventually expand to the top 20 populated marketplaces in the USA.  Each market will receive 2-3 weeks of repetitive ads, and then move to the next city repeating 2-3 weeks of repetitive ads before entering a new market.

ITEM 1A.  RISK FACTORS.

An investment in our securities is highly speculative and subject to numerous and substantial risks.  These risks include those set forth herein.  You should carefully consider the risks and uncertainties described below and the other information in this Annual Report.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

You may never realize a return on your investment.

To date, the Company has limited operations and revenues. We generated revenues totaling $44,300 and lost $62,828 for the period from January 2, 2009 (inception) through December 31, 2012.

We are dependent on our management team.

We believe that our success will depend on the experience of William Forhan, our Chief Executive Officer and Sean Forhan, our Chief Operating Officer.  The loss of their services would have a materially adverse effect on our business.

Our limited operating history will make it difficult to evaluate an investment in our common stock.

Ballroom Dance Fitness Inc. commenced operations in January 2009.  We have limited revenues, and our business model requires us to secure working capital for marketing expenses and DVD production.  If our model fails, then we will fail as a company.  Unless we raise sufficient funds, we will not be able to succeed in our business model.

We may not be able to retain managers and executives.

We cannot assure you that our procedures and controls will be adequate to support our operations as they expand into the fitness industry.  Presently, William Forhan, our Chief Executive Officer, and Sean Forhan, our Chief Operating Officer, are the key members of our management team.  If we succeed in raising capital, and if our managers effectively utilize that capital and we grow quickly, such future growth could impose significant added responsibilities on them, including the need to identify, recruit and integrate new senior level managers and executives.  We cannot assure you that such additional management will be identified and retained by us.  If we are unable to manage our growth efficiently and effectively or are unable to attract and retain additional qualified management, then there could be a material adverse effect on our financial condition and results of operations.

The voting control by our directors and officers will make it unlikely for other stockholders to effect change even if they are dissatisfied with management's performance.

Mr. Sean Forhan and Mr. William Forhan, the officers and directors of the Company, beneficially own approximately 72% of the Company's currently issued and outstanding shares of common stock.  As a practical matter, Mr. William Forhan and Mr. Sean Forhan, collectively, will be able to prevent other stockholders from participating in decisions (e.g. the election of directors) that affect our management and business direction.

Our corporate structure has certain anti-takeover aspects.

Under our Certificate of Incorporation, our Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the rights and preferences of the shares of any such series without stockholder approval.  Any series of preferred stock is likely to be senior to the Common Stock with respect to dividends, liquidation rights and, possibly voting rights.  In addition, since effective control of the Company is held by William Forhan and Sean Forhan voting together, they can limit or prohibit others from attempting to take over control of the Company and could have the effect of discouraging unsolicited acquisition proposals and other attempts to buy our Company.  Further, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to our stockholders.

There is currently no market for our stock, one may never develop and be maintained and there may only be limited ways to transfer your shares.

There is currently no market for our stock.  While it is our intent to solicit a registered market-maker to apply to FINRA to have our Common Stock quoted on the Over-the-Counter Bulletin Board (OTCBB), we cannot assure you that we will be successful in such application or, that if we are successful, that a market for our common stock will ever develop or continue on the OTCBB.  Purchasers of shares of the Company's common stock will need to bear the economic risk of the investment for an indefinite period of time.

We could use our stock to pay, to a large extent, for future acquisitions and this would be dilutive to investors.

We could use additional stock to pay, to a large extent, for future acquisitions, and believe that doing so would enable us to retain a greater percentage of our operating capital to pay for operations and marketing.  Price and volume fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for acquisitions, or could cause us to offer stock as consideration for acquisitions on terms that are not favorable to us and our stockholders.  If we did resort to issuing stock in lieu of cash for acquisitions under unfavorable circumstances, it would result in increased dilution to investors.

We could be required to implement additional finance and accounting systems, procedures and controls in order to satisfy requirements under the securities laws, including the Sarbanes-Oxley Act of 2002, which would increase our costs and divert management's time and attention.

We could be required to established processes, controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002.  Additionally, we periodically review the effectiveness of our internal controls and procedures with a continuous improvement philosophy.

As a company with limited capital and human resources, we anticipate that more of management's time and attention will be diverted from our business to ensure compliance with regulatory requirements than would be the case with a company that has well established controls and procedures.  This diversion of management's time and attention may have a material adverse effect on our business, financial condition and results of operations.

In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting when we are required to do so, investors and others may lose confidence in the reliability of our financial statements.  If this occurs, the trading price of our common stock, if any, and ability to obtain any necessary equity or debt financing could suffer.  In addition, in the event that our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the SEC.  This would likely have an adverse effect on the trading price of our common stock, if a market for our common stock were to develop, our ability to secure any necessary additional financing, and could result in the delisting of our common stock.  In such event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company does not own any property. The Company currently utilizes 500 square feet of office space for its administrative offices, which is provided by an affiliate of the CEO at no cost.

ITEM 3.  LEGAL PROCEEDINSGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

The authorized capital stock of the Company consists of 100 million shares of Common Stock, with a par value of $0.0001 per share, of which approximately 11,113,750 shares are issued and outstanding, and 10 million shares of Preferred Stock, no par value, of which none are issued and outstanding.

The following description of the rights and preferences of the Company's capital stock is merely a summary.  Each prospective investor should refer to the Company's Articles of Incorporation for a complete description of the Company's capital stock as well as to the applicable statutes of the State of Florida for a more complete description concerning the rights and liabilities of stockholders.

Common Stock

Holders of the Company’s Common Stock do not have preemptive rights to purchase additional shares of Common Stock or other subscription rights.  The Common Stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions.  Upon liquidation or dissolution of the Company, whether voluntary or involuntary, holders of shares of Common Stock are to share equally in the assets of the Company available for distribution to common stockholders.  The Board of Directors is authorized to issue additional shares of Common Stock, not to exceed the amount authorized by the Company's Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

Each holder of Common Stock is entitled to one vote per share on all matters on which such stockholders are entitled to vote.  Since the shares of Common Stock do not have cumulative voting rights, the holders of more than 50% of the shares voting for the election of directors can elect all the directors if they choose to do so and, in such event, the holders of the remaining shares will not be able to elect any person to the Board of Directors.

Holders of the Company's Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore.  The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

The Company intends to retain earnings, if any, to finance the development and expansion of its business.  Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors.  Therefore, there can be no assurance that any dividends of any kind will ever be paid.

Preferred Stock

The Preferred Stock has been authorized as "blank check" preferred stock with such designations, rights, and preferences as may be determined from time to time by the Board of Directors.  Accordingly, the Board of Directors is empowered, without stockholder approval (but subject to applicable government regulatory restrictions), to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's Common Stock.

The terms, preferences, limitations and relative rights of the Preferred Stock are as follows:

(a)

The Board of Directors is expressly authorized at any time, and from time to time, to provide for the issuance of shares of Preferred Stock in one or more series, with such voting powers, full or limited, but not to exceed one vote per share, or without voting powers, and with such designations, preferences and relative participating, optional or other special rights, qualifications, limitations or restrictions, as shall be fixed and determined in the resolution or resolutions providing for the issuance thereof adopted by the Board of Directors, and as are not stated and expressed in the Company's Articles of Incorporation or any amendment thereto, including (but without limiting the generality of the foregoing) the following:

(i)

The distinctive designation of such series and the number of shares which shall constitute such series, which number may be increased (except where otherwise provided by the Board of Directors in creating such series) or decreased (but not below the number of shares thereof then outstanding) from time to time by resolution by the Board of Directors;

(ii)

The rate of dividends payable on shares of such series, the times of payment, whether dividends shall be cumulative, the conditions upon which and the date from which such dividends shall be cumulative;

(iii)

Whether shares of such series can be redeemed, the time or times when, and the price or prices at which shares of such series shall be redeemable, the redemption price, terms and conditions of redemption, and the sinking fund provisions, if any, for the purchase or redemption of such shares;

(iv)

The amount payable on shares of such series and the rights of holders of such shares in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company;

(v)

the rights, if any, of the holders of shares of such series to convert such shares into, or exchange such shares for, shares of Common Stock or shares of any other class or series of Preferred Stock and the terms and conditions of such conversion or exchange; and

(vi)

the rights, if any, of the holders of shares of such series to vote.

(b)

Except in respect of the relative rights and preferences that may be provided by the Board of Directors as hereinbefore provided, all shares of Preferred Stock shall be of equal rank and shall be identical, and each share of a series shall be identical in all respects with the other shares of the same series.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any convertible securities.

Market

There is currently no market for the Company's common stock. The Company intends to solicit a registered broker/dealer to file an application with FINRA to act as market maker for our common stock on the OTC Bulletin Board (OTCBB).

Holders

As of the date of this filing, there are 49 record holders of the Company's Common Stock.

Dividend Policy

All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available.  In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities.  The stockholders do not have cumulative or preemptive rights.

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

No recent sale of Registered Securities.

Issuer Purchases of Equity Securities

The Company has not purchased any securities.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words.  You should read statements that contain these words carefully because they:

•

discuss our future expectations;

•

contain projections of our future results of operations or of our financial condition; and

•

state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control.  Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report.  See "Risk Factors."

Unless stated otherwise, the words "we," "us," "our," "the Company," or ” BDF” refer to Ballroom Dance Fitness, Inc.

Industry Trends

The Company sees vast potential in its expansion into the Fitness Video Industry.  We recognize the challenges we have from competitors that have been in the industry for many successful years.  They are better financed and have strong business relationships, but we believe there is room for many more entrepreneurs to enter the industry and prosper.  We recognize that Ballroom Dancing is very popular, dance lessons are expensive, and Americans need new venues to workout.  Moreover, the obesity problem effects 300 million adults worldwide and 130 million Americans are overweight.

Sufficiency of Cash Flows

Because current cash balances and projected cash generation from operations are not sufficient to meet the Company's cash needs for working capital and capital expenditures, management intends to seek additional equity financing or obtain additional credit facilities.  The sale of additional equity could result in additional dilution to the Company's stockholders.

Results of Operations

Fiscal Year Ended December 31, 2011 compared to Fiscal Year Ended December 31, 2012

The Company continues to earn little revenues; we do not expect to see an increase in revenues until funding is raised and successful marketing efforts commence, none of which can be assured.

Revenues

Revenues for the year ending December 31, 2012 were $13,859 and revenues in 2011 were $11,387.

Expenses

Expenses for the year ended December 31, 2012 were $47,726 as compared to $18,002 for the year ended December 31, 2011.  The increase in expenses during 2012 are due to production costs of $13,205 and compensation paid to the Company’s officers of $25,022.

Net Loss

Net loss for the year ended December 31, 2012 was $33,867 compared to a net loss of $6,615 for the year ended December 31, 2011.

Liquidity and Capital Resources

Assets

At December 31, 2012, we had total assets, consisting solely of cash, of $1,932 compared to $99 at December 31, 2011.

Liabilities

Our total liabilities were $51,894 at December 31, 2012, compared to $16,194 at December 31, 2011.  The increase from 2011 to 2012 was primarily due to a $35,550 increase of advances from stockholder.

Going Concern

Our auditors in 2011 expressed doubt about our ability to continue as a going concern.  Due to our low revenues and dependence on future financing, our auditors in 2012 have expressed a similar concern.  At December 31, 2012, the Company had negative working capital and a stockholder deficit.

On August 10, 2012, our Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the SEC.  In the Registration Statement, we registered 6,000,000 shares of common stock to be sold by the Company at a price of $0.40 per share.  We have not sold any shares to investors.

At December 31, 2012, management was owed $44,394.

Significant Accounting Policies

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when a payment has been made, which occurs when the service or product is provided or delivered.  There are no receivables.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments.

Stock-Based Compensation

The Company accounts for employee and non-employee stock awards based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. During 2012 and 2011, the Company has not issued any shares of stock to an officer as compensation or stock to a creditor to induce them to lend to the Company.

For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options; the expense is recognized over the service period for awards expected to vest.  For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the prorata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date shall equal the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete.  The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Income taxes

The Company accounts for income taxes under the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods.  The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Off- Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Balance Sheets as of December 31, 2012 and 2011	F-3

Statements of Operations for the years ended December 31, 2012 and 2011 and for the Period from January 2, 2009 (Inception) through December 31, 2012	F-4

Statement of Stockholders’ Deficiency for the Period from January 2, 2009 (Inception) through December 31, 2012	F-5

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the Period from January 2, 2009 (Inception) through December 31, 2012	F-6

Notes to Financial Statements for the years ended December 31, 2012 and 2011	F-7 — F-10

                 D. Brooks and Associates CPA’s, P.A.

            Certified Public Accountants     Valuation Analyst    Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ballroom Dance Fitness, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Ballroom Dance Fitness, Inc. (A Development Stage Company) as of December 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year then. Ballroom Dance Fitness, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballroom Dance Fitness, Inc. (A Development Stage Company) as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

March 27, 2013

D. Brooks and Associates CPA’s, P.A. 8918 Marlamoor Lane, West Palm Beach, FL 33412 – (954) 592-2507

Hamilton, PC

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Ballroom Dance Fitness, Inc.

(A Development Stage Company)

Hillsboro Beach, FL 33062

We have audited the accompanying Balance Sheet of Ballroom Dance Fitness, Inc. (A Development Stage Company) as of December 31, 2011, and the related Statement of Operations, Statement of Cash Flows and Statement of Stockholders’

Equity, for the period from January 2, 2009 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballroom Dance Fitness, Inc. as of December 31, 2011, and the result of its operations and its cash flows for periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ballroom Dance Fitness, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Ballroom Dance Fitness, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado

April 26, 2012

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

December 31, 2012	December 31, 2011
Assets		
Current assets:		
Cash and cash equivalents	$ 1,932	$ 99
Total current assets	1,932	99
Total assets	$ 1,932	$ 99
Liabilities and Stockholders' Deficiency		
Current liabilities:		
Accounts payable	$ 7,500	$ 7,350
Due to stockholder	44,394	8,844
Total current liabilities	51,894	16,194
Commitments and contingencies		
Stockholders' deficiency:		
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 11,113,750 shares issued and outstanding	1,111	1,111
Additional paid-in capital	11,755	11,755
Deficit accumulated during the development stage	(62,828)	(28,961)
Total stockholders' deficiency	(49,962)	(16,095)
Total liabilities and stockholders' deficiency	$ 1,932	$ 99

See accompanying notes to financial statements.

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

See accompanying notes to financial statements.

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION)

THROUGH DECEMBER 31, 2012

Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Deficiency
Balance, January 2, 2009 (Inception)	-	$ -	$ -	$ -	$ -
Founders shares issued for services	8,000,000	800	-	-	800
Stock issued for services	3,105,000	310	8,887	-	9,197
Net loss	-	-	-	(11,258)	(11,258)
Balance, December 31, 2009	11,105,000	1,110	8,887	(11,258)	(1,261)
Stock issued for services	8,750	1	2,868	-	2,869
Net loss	-	-	-	(11,088)	(11,088)
Balance, December 31, 2010	11,113,750	1,111	11,755	(22,346)	(9,480)
Net loss	-	-	-	(6,615)	(6,615)
Balance, December 31, 2011	11,113,750	1,111	11,755	(28,961)	(16,095)
Net loss	-	-	-	(33,867)	(33,867)
Balance, December 31, 2012	11,113,750	$ 1,111	$ 11,755	$ (62,828)	$ (49,962)

See accompanying notes to financial statements.

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period From January 2, 2009 (Inception) through December 31, 2012
Cash flows from operating activities:			
Net loss	$ (33,867)	$ (6,615)	$ (62,828)
Adjustments to reconcile net loss to net cash used in operating activites:			
Stock-based compensation	-	-	12,866
Changes in assets and liabilities:			
Increase (decrease) in accounts payable	150	(649)	7,500
Net cash used in operating activities	(33,717)	(7,264)	(42,462)
Cash flows from financing activities:			
Advances received from stockholder	35,550	6,687	44,394
Net cash provided by financing activities	35,550	6,687	44,394
Net increase (decrease) in cash and cash equivalents	1,833	(577)	1,932
Cash and cash equivalents - beginning of period	99	676	-
Cash and cash equivalents - end of period	$ 1,932	$ 99	$ 1,932
Supplemental disclosure of cash flow information:			
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to financial statements.

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization

Ballroom Dance Fitness Inc., (the “Company” or “BDF”) was organized on January 2, 2009 under the laws of the State of Florida.  The Company has earned revenues from providing private dance lessons and fitness dance classes in South Florida.  The Company filed an S- 1 Registration Statement on June 2, 2010, which became effective August 10, 2012 registering with the Securities and Exchange Commission (“SEC”) 6,000,000 shares for sale at $0.40 per share.

Basis of Accounting

We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of accounts payable and due to stockholder approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Cash and Cash Equivalents

 Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with an original maturity of three months or less.

Stock-based Compensation

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718.  That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.  The Company may issue shares as compensation in future periods for employee services.

The Company may issue restricted stock to consultants for various services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is to be measured at the earlier of:  (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty's performance is complete.  The Company may issue shares as compensation in future periods for services associated with the registration of the common shares.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue after payments for services have been received, which is at the time services are provided.

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

Loss per share

Basic loss per share calculations are determined by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share calculations are determined by dividing the net loss by the weighted average number of common shares plus any potentially dilutive shares.  The Company has not issued any potentially dilutive securities since its inception.

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 2:  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company has incurred losses of $62,828 since its inception.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1 registration statement, which was declared effective by the SEC on August 10, 2012.  Although the Company plans to pursue its equity funding, there can be no assurance that the Company will be able raise sufficient working capital to maintain its operations.  If the Company is unable to raise the necessary working capital through the equity funding it will be forced to continue relying on cash from operations and loans from stockholder in order to satisfy its working capital needs.  There can be no assurance that the Company will be able rely on these sources to maintain its operations.

NOTE 3: DUE TO STOCKHOLDER

The Company has received advances from an officer and stockholder for working capital purposes.  These advances are non-interest bearing and due on demand.  At December 31, 2012 and 2011, the amount due to the stockholder was $44,394 and $8,844, respectively.

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4:  INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2012 and 2011 were as follows:

Current:	2012	2011
Federal	$ -	$ -
State	-	-
Deferred:
Federal	(11,515)	(2,249)
State	(1,229)	(240)
Change in valuation allowance	12,744	2,489
	$ -	$ -

The income tax benefit for the years ended December 31, 2012 and 2011 differed from the amount computed by applying the federal statutory rates to income before income taxes primarily due to permanent differences, state taxes and the change in the deferred tax asset valuation allowance as follows:

Income tax at statutory rate	34.00%
State income taxes, net of federal benefit	3.63%
State income taxes, net of federal benefit	(37.63)%
Total	- %

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	2012	2011
Operating loss carryforwards	$18,801	$ 6,057
Gross deferred taxes	18,801	6,507
Less: valuation allowance	(18,801)	(6,507)
Net deferred tax asset	$ -	$ -

As of December 31, 2012, the Company had approximately $18,800 of operating loss carryforwards available to offset future taxable income, beginning to expire in 2030.

NOTE 5: STOCKHOLDERS’ DEFICIENCY

On January 2, 2009, the Company issued to its founders a total of 8,000,000 common shares for services rendered having a fair value of $800, or $0.001 per share.

During the year ended December 31, 2009, the Company issued 3,105,000 common shares for services rendered having a fair value of $9,197, or $0.003 per share.

During the year ended December 31, 2010, the Company issued 8,750 common shares for services rendered having a fair value of $2,869, or $0.33 per share.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Employment Agreements

Effective January 1, 2009, the Company entered into employment agreements with both Mr. William Forhan and Mr. Sean Forhan.  The agreements are the same for both officers and are for a term of four years and shall automatically renew for one-year terms thereafter unless terminated by either party at least 90 days prior to the next term.  Under the agreements, each employee shall receive a base salary of $72,000 per year and an annual bonus of 10% of EBITDA, but no wages shall be

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

accrued until such time the Company has adequate cash flow.  The Officers shall also receive car allowance of $600 per month.  The employment agreements provide for health and life insurance and four weeks paid vacation.  Since inception, no amounts have been paid or accrued under the aforementioned employment agreements.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 30, 2013, as disclosed in our current report on Form 8-K filed on February 12, 2013, our independent registered public accounting firm, Hamilton P.A. resigned.  The Company appointed D. Brooks and Associates CPAs, P.A. as the Company’s independent registered public accounting firm.  During the years ended December 31, 2011 and 2010 and through the date of Hamilton’s resignation, there were no disagreements with Hamilton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures in connection with the preparation of this annual report, an evaluation was carried out by the Registrant's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant's management concluded, as of the end of the period covered by this report, that the Registrant's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting.  The Registrant's internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

*

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant's assets;

*

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and those receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

*

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment identified several control deficiencies which each rise to the level of a material weaknesses in internal control over financial reporting.  Management considers its internal control over financial reporting to be not effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged, our independent registered public accounting firm perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and titles of our executive officers and members of our board of directors as of the date of this Annual Report:

Name	Age	Position
William G. Forhan	68	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial/Accounting Officer)

Sean Forhan	37	Chief Operating Officer and Director

Robert Kuechenberg	64	Director

Set forth below is certain information relating to the Company's directors and executive officers.

All directors of the company serve 2-year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

William Forhan has been serving as the Company's CEO since its inception on January 5, 2009.

June 1, 2011 until current, Mr. Forhan is serving as CEO of Medytox Solutions, Inc., an OTCBB public company with the symbol “MMMS.”

July 1, 2005 until June 1, 2011, Mr. Forhan was CEO of Casino Players, Inc., a public OTCBB public company with the symbol “CSNO” a casino rep company sending players to 20 casinos in North America.  The company changed its business plan in June 2011 and entered the medical sector and changed its name to Medytox Solutions, Inc.

July 19, 2010 until January 11, 2011, Mr. Forhan was Founder, Chairman and CEO of National Asset Recovery Corp.  During this time, the company completed a reverse merger with a public entity and began trading as an OTCBB public company with the symbol "REPO."  Mr. Forhan created the business from the first employee and grew the company to over 25 staff focused as a Repo forwarding company in the repo asset recovery industry.

July 1, 2008 until July 15, 2009, Mr. Forhan provided SEC compliance and consulting services to Next Interactive, Inc., an OTCBB public company with the symbol “NXOI” specializing in upscale international tours and cruise sailings primarily to the Caribbean.  Mr. Forhan’s goal was to help the company complete a reverse merger with an OTCBB public company and complete two TV network acquisitions.  The company was successful in completing the reverse merger and both acquisitions in October 2008.

From July 2002 until June 28, 2008, Mr. Forhan served as the Chief Executive Officer and Chairman of Invicta Group, Inc., an OTCBB public company with the symbol “IVIT”.  Invicta Group, Inc. was an Internet Media company that sold advertising online to travel suppliers (hotels, tourist boards, tour operators and Cruise Lines) that offered discounts to Invicta's travel enthusiasts email database of 10,000,000 subscribers.

From June 1999 until January 2000, Mr. Forhan served as Co-Founder and President of ByeByeNow.com, Inc., a South Florida Dot Com company focusing as an Internet travel company.  The company owned 150 full-service travel agencies franchise locations and 250 cruise-only franchise agencies generating the industry’s largest cruise revenues exceeding $250,000,000 a year.  Total annual revenues exceeded $500,000,000 per year.

From June 1997 through January 2000, Mr. Forhan served as Chairman and CEO of Aviation Industries Corp., an OTCBB public company with the symbol “AVIA”, a holding company specializing in the travel industry.  The company owned 15% ownership in KeyWee airlines, which operated seven 727 aircrafts serving Newark to Florida and Puerto Rico as a discount scheduled airline.  The company also owned several subsidiaries including:  (i) a corporate travel company, Business Travel of Atlanta, Georgia; (ii) an airline gate in Gulfport, Mississippi serving arrival and departure charter aircraft; and (iii) a new fleet of 4 luxury motor coaches that shuttled airport/hotel arrival and departures to and from Gulf Port, Mississippi and tours to New Orleans, Louisiana.

From January 1994 to January 2000, Mr. Forhan served as Chairman and Chief Executive Officer of Casino Airlink, Inc., an OTCBB public company with the symbol “POKR”, a tour operator operating one Boeing 727 jet aircraft offering casino tours and gaming casino junkets for clients from Ft. Lauderdale, Orlando and St. Petersburg, Florida to Gulfport, Mississippi.

Sean Forhan has taught Ballroom dancing in Michigan and Florida for the past 14 years and has participated in training at Zumba classes and became a certified Zumba instructor.  Mr. Forhan has expanded that experience and added his own fitness program to create Ballroom Dance Fitness.  Mr. Forhan’s dance experience includes teaching for the franchised dance studios of Fred Astaire and Arthur Murray along with teaching at independent dance studios.  Mr. Forhan has taught his Ballroom Dance Fitness classes at local community centers, gyms and the YMCA.

As the Company’s leader, Mr. Forhan has the passion for Dancing and Fitness and he has created a fitness routine that is “Fun Exercise” that can be transferred to the dance floor with the resulting benefits of greater endurance and a more fit body.

Bob Kuechenberg has been serving as a Director of Ballroom Dance Fitness, Inc. since January 2, 2010.  Mr. Kuechenberg is best known as a celebrity football player in Miami, Florida.  He played for the Miami Dolphins for 16 years as offensive guard and was an All Pro 7 times and played college football and graduated from Notre Dame.  Mr. Kuechenberg has been involved in several entrepreneur ventures in a variety of businesses since retiring from professional football.  Since 2002, he has been the owner of a Construction Consulting Company located in Ft. Lauderdale, Florida.  Mr. Kuechenberg has been a motivational speaker and radio talk show host and guest.

Family Relationships amongst Directors and Officers

There is a family relationship between the officers and directors.  Sean Forhan, COO, is the son of William Forhan, CEO.

Involvement in Certain Legal Proceedings

None of the executive officers or directors of the Company: (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subject to any order, judgment or decree of any court permanently or temporarily enjoying, barring, suspending or otherwise limiting his involvement in any type of transaction in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state or commodities law.

Information Concerning Director Non- Executive Officer

The Company has one Director that is not an officer of the Company, Robert Kuechenberg.  Mr. Kuechenberg serves as an independent Director.

Significant Employees

We have several significant employees including our executive officers William Forhan, CEO, and Sean Forhan, COO.

Committees of the Board of Directors

Our compensation committee presently consists of 3 directors.  Our Board does not have governance, nominating, or executive committees or any other committees.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal officer, principal financial officer, or persons performing similar functions in that our officers and directors serve in all the above capacities.  As our business and management team grows, we will adopt a Code of Ethics.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Registrant's directors and officers, and persons who beneficially own more than 10% of a registered class of the Registrant's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Registrant's securities with the SEC on Forms 3, 4 and 5.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

To date, none of our officers, directors and principal stockholders have filed the required forms under Section 16(a) of the Exchange Act therein reflecting their beneficial ownership of the Registrant's shares due to the fact that the there is no market for the Registrant's common stock.  The officers, directors and principal stockholders have not consummated any transactions with regards to their ownership of the Registrant's common stock.  They will file once the shares start trading.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual and long-term compensation of our executive officers for 2012 and 2011.  The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Summary Compensation Table

				Long-Term
				Compensation
		Annual Compensation(1)		Number of	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation(1)

William Forhan, CEO, CFO and Chairman (Principal Executive and Financial and Accounting Officer)	2012	$0	$0	0	$0
	2011	$0	$0	0	$0

Sean Forhan, COO and Director	2012	$0	$0	0	$25,023
	2011	$0	$0	0	$9,069

(1)

Represents payments to the COO as an independent contractor related to the offering of dance classes.

Executive Employment Agreements

William G. Forhan and Sean Forhan

Ballroom Dance Fitness, Inc. has employment agreements, dated January 1, 2009, for both Mr. William Forhan and Mr. Sean Forhan.  The Agreements are the same for both Officers and are for a term of four years and shall automatically renew for one-year terms thereafter unless terminated by either party at least 90 days prior to the next term.  Under the agreements, each employee shall receive a base salary of $72,000 per year and an annual bonus of 10% of EBITDA, but no wages shall be accrued until such time the Company has adequate cash flow.  The Officers shall also receive car allowance of $600 per month.  The employment agreements provide for health and life insurance and four weeks paid vacation.

The Forhan’s have has not received any salary payments since inception.  No amounts have been accrued.

Director Compensation

No director expenses have been incurred to date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of the date of this Annual Report, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with the SEC rules, shares of our common stock, which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned.

Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class

William G. Forhan,	2,000,000	18.0%
1150 Hillsboro Blvd Suite 1004 Hillsboro Beach, FL 33062

Sean Forhan 1150 Hillsboro Blvd Suite 1004 Hillsboro Beach, FL 33062	6,000,000	54.0%

Clark Forhan	850,000	7.6%
c/o Medytox Solutions, Inc.
400 S. Australian Ave.
Suite 800
West Palm Beach, FL 33401

All Officers and Directors as a Group	8,000,000	72.0%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no promoters involved with the Company.

The Company has received $44,394 from William Forhan, the Company's Chief Executive Officer, Chief Financial Officer and Chairman, over the past three years.  The loans have been used for operating expenses.  The loans are non-interest bearing and are due on demand.  To date, none of the loans have been repaid.

Director Independence

One of our directors is deemed to be independent, Bob Kuechenberg.  Mr. William Forhan and Mr. Sean Forhan are not deemed to be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

	2012	2011
Audit Fees (1)	$10,000	$10,000
Audit-Related Fees (2)	0	6,000
Tax Fees (3)	0	400
All Other Fees (4)	0	0
Total	$10,000	$16,400

(1) The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included it item (1).

(3) The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in items (1) and (2).

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Index

Exhibit #	Exhibit Description
3.1	Articles of Incorporation, as amended, of Ballroom Dance Fitness Inc. (incorporated by reference to Exhibit 3.2 to the Company's S-1 filed on October 27, 2006).
3.2	State of Florida Certified Articles of Incorporation, Ballroom Dance Fitness Inc. January 2, 2009 (incorporated by reference to Exhibit 3.2 to the Company's S-1 filed on October 27, 2006).
3.3	Corporate Bylaws, Ballroom Dance Fitness Inc. dated October 10, 2005 (incorporated by reference to Exhibit 3.3 to the Company's S-1 filed on October 27, 2006).
10.1	Employment Agreement, dated January 2, 2009 between Ballroom Dance Fitness Inc. and William Forhan (incorporated by reference to Exhibit 10.1 to the Company's S-1).
10.1.1	Employment Agreement, dated January 2, 2009, between Ballroom Dance Fitness, Inc. and Sean Forhan (incorporated by reference to Exhibit 10.11 to the Company's S-1).
31.1	Certification of the Registrant's Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2013

Ballroom Dance Fitness, Inc.

By:

/s/ William G. Forhan

William G. Forhan

Chief Executive Officer, Chief

Financial Officer and Chairman

(Principal Executive Officer)

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Forhan William G. Forhan	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer) (Principal Financial and Accounting Officer)	April 1, 2013
/s/ Sean Forhan Sean Forhan	COO and Director	April 1, 2013

/s/ Robert Kuechenberg Robert Kuechenberg	Director	April 1, 2013

23