Form 10-Q
period 2013-03-31
BALLROOM DANCE FITNESS, INC.
filed 2013-05-17
CIK 1493109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-167249

BALLROOM DANCE FITNESS, INC.

 (Exact name of registrant as specified in its charter)

Florida (State or other Jurisdiction of Incorporation or Organization)	26-3994216 (I.R.S. Employer Identification No.)
1050 Hillsboro Mile, Suite 1004 Hillsboro Beach, Florida	33062
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (954) 684-8288

N/A

(Former name, former address and former

Fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[X] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes  [   ] No

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of April 1, 2013, there were 11,113,750 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS:
Cash	$3,891	$1,932
TOTAL CURRENT ASSETS:	3,891	1,932

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:

CURRENT LIABILITIES:
Accounts Payable	$4,000	$7,500
Due to stockholder	56,294	44,394
TOTAL CURRENT LIABILITIES:	60,294	51,894

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, no par value;10,000,000 shares authorized
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 11,113,750
shares issued and outstanding	1,111	1,111
Additional paid in capital	11,755	11,755
Deficit accumulated during the development stage	(69,269)	(62,828)
TOTAL STOCKHOLDERS' DEFICIENCY	(56,403)	(49,962)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$3,891	$1,932

See accompanying notes to unaudited condensed Financial Statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

			For the Period January 2,
	Three Months Ended	Three Months Ended	2009 (Inception)
	March 31,	March 31,	through
	2013	2012	March 31, 2013

Revenue	$ -	$5,606	$44,300

Total Revenue	-	5,606	44,300

Expenses:

Personnel costs	2,850	5,919	77,698
Production costs	500	-	16,825
General and administrative	3,091	1,120	19,046

Total Expenses	6,441	7,039	113,569

Net Loss	$ (6,441)	$(1,433)	$(69,269)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average common shares outstanding	11,113,750	11,113,750

See accompanying notes to unaudited condensed financial statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period January
	Three Months	Three Months	2, 2009 (Inception)
	Ended March 31,	Ended March 31,	through
	2013	2012	March 31, 2013
Cash flows from operating activities:
Net Loss	$(6,441)	$(1,433)	$(69,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	-	12,866
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(3,500)	1,401	4,000
Cash flows used in operating activities	(9,941)	(32)	(52,403)

Cash flows from financing activities:
Advances from stockholder	11,900	274	56,294

Net change in cash and cash equivalents	1,959	242	3,891

Cash and cash equivalents, beginning of period	1,932	99	-

Cash and cash equivalents, end of period	$3,891	$341	$3,891
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest paid	$-	$-	$-
Cash paid for taxes paid	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2013

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization

Ballroom Dance Fitness, Inc. “the Company” was organized on January 2, 2009 under the laws of the State of Florida. The Company has earned revenues from providing private dance lessons and fitness dance classes in South Florida.  The Company filed an S- 1 Registration Statement on June 2, 2010, which became effective August 10, 2012 registering with the Securities and Exchange Commission (“SEC”) 6,000,000 shares of common stock for sale at $0.40 per share.

Basis of Accounting

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 1, 2013.  Interim results of operations for the three months ended March 31, 2013 are not necessarily indicative of future results for the full year.

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the Untied States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates

Fair Value of Financial Instruments

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

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2013

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

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2013

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company has incurred losses of $69,269 since its inception.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1 registration statement, which was declared effective by the SEC on August 10, 2012.

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

NOTE 3: DUE TO STOCKHOLDER

The Company has received advances from an officer and stockholder for working capital purposes.  These advances are non-interest bearing and due on demand.  At March 31, 2013 and December 31, 2012, the amount due to the stockholder was $56,294 and $44,394, respectively.

NOTE 4: STOCKHOLDERS’ DEFICIENCY

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

NOTE 5: COMMITMENTS AND CONTINGENCIES

Employment Agreements

Effective January 2, 2009, the Company entered into employment agreements with both Mr. William Forhan and Mr. Sean Forhan.  The agreements are the same for both officers and are for a term of four years and shall automatically renew for one-year terms thereafter unless terminated by either party at least 90 days prior to the next term.  Under the agreements, each employee shall receive a base salary of $72,000 per year and an annual bonus of 10% of EBITDA, but no wages shall be accrued until such time the Company has adequate cash flow.  The Officers shall also receive car allowance of $600 per month.  The employment agreements provide for health and life insurance and four weeks paid vacation.  Since inception, no amounts have been paid or accrued under the aforementioned employment agreements.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

Since inception through March 31, 2013, the Company has earned revenues from private dance lessons and fitness dance classes.  The Company creates fitness videos and DVD’s that promote “Fun Exercise” to Ballroom Dance and fitness enthusiasts.

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

Results of Operations

The following discussion should be read in conjunction with our unaudited condensed financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company and have generated little revenue to date. We have incurred losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of our products and through equity, IPO, or debt securities.

Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012

Our revenue for the three month period ended March 31, 2013 was $-0- compared to revenue of $5,606 during the three month period ended March 31, 2012, a decrease of $5,606. Our revenue decreased based upon fewer dance lessons for the period.

During the three month period ended March 31, 2013, we incurred operating expenses of $6,441 compared to $7,039 incurred during the three month period ended March 31, 2012 (a decrease of $598). The decreased operating expenses incurred during the three month period ended March 31, 2013 consisted mainly of decreased personal costs. Operating expenses include overhead expenses such as rent, accounting and offices expenses.

Therefore, our net loss for the three months ended March 31, 2013 was $6,441 compared to a net loss of $1,433 incurred during the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, our current assets were $3,891 and our current liabilities were $60,294, which resulted in a working capital deficit of $56,403. As of December 31, 2012, current assets were comprised of  $1,932 in cash and current liabilities were $51,984 and a working capital deficit of $49,962.

Cash Flows from Operating Activities

For the three months ended March 31, 2013, net cash flows used in operating activities was $9,941 compared to net cash flows used in operating activities of $32 during the three months ended March 31, 2012. Cash flows used in operating activities consisted primarily of our net loss and changes in accounts payable.

Cash Flows from Financing Activities

For the three month period ended March 31, 2013 and 2012, net cash flows provided from financing activities was $11,900 and $274, respectively, consisting of advances from stockholder.

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

With respect to the period ending March 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Ballroom Dance Fitness Inc.

Date: May 15, 2013	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)