Form 10-Q
period 2013-06-30
BALLROOM DANCE FITNESS, INC.
filed 2013-08-08
CIK 1493109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of July 18, 2013, there were 11,913,750 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS:
Cash	$ 8,394	$ 1,932
TOTAL CURRENT ASSETS:	$ 8,394	$ 1,932

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

LIABILITIES:
Acounts Payable	$ 5,500	$ 7,500
Due to shareholders	74,288	44,394
TOTAL CURRENT LIABILITIES:	79,788	51,894

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 10,000,000 shares authorized
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 11,913,750 and
11,113,750 shares outstanding at June 30, 2013 and December 31, 2012, respectively	1,191	1,111
Additional paid in capital	19,675	11,755
Deficit accumulated during the development stage	(92,260)	(62,828)
TOTAL STOCKHOLDERS' DEFICIENCY	(71,394)	(49,962)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY	$ 8,394	$ 1,932

See accompanying notes to unaudited condensed financial statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

					For the period January 2,
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	2009 (Inception)
	June 30,	June 30,	June 30,	June 30,	through
	2013	2012	2013	2012	June 30, 2013

Revenue	$ 3,320	$ 5,139	$ 3,320	$ 13,475	$ 47,620

Total Revenue	3,320	$ 5,139	$ 3,320	$ 13,475	$ 47,620

Expenses:

Personnel costs	13,318	8,221	15,826	8,991	91,015
Production costs	-	4,330	500	14,051	16,825
General and administrative	12,994	5,300	16,426	6,300	32,040

Total Expenses	26,312	17,851	32,752	29,342	139,880

Net Loss	$ (22,992)	$ (12,712)	$ (29,432)	$ (15,867)	$ (92,260)

Weighted average common shares outstanding	11,300,417	11,113,750	11,207,083	10,555,000

See accompanying notes to unaudited condensed financial statements 5

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

			For the period January 2,
	Six Months Ended	Six Months Ended	2009 (Inception)
	June 30,	June 30,	through
	2013	2012	June 30, 2013
Cash flows from operating activities:
Net Loss	$ (29,432)	$ (15,867)	$ (92,260)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	8,000	-	20,866
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(2,000)	1,146	5,500

Cash flows used in operating activities	(23,432)	(14,721)	(65,894)

Cash flows from financing activities:	-	-	-
Advances from stockholder	29,894	15,933	74,288
Cash flows provided from financing activities	29,894	15,933	74,288
Net change in cash and cash equivalents	6,462	1,212	8,394

Cash and cash equivalents, beginning of period	1,932	99	-

Cash and cash equivalents, end of period	$ 8,394	$ 1,311	$ 8,394

Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

See accompanying notes to unaudited condensed financial statements 6

BALLROOM DANCE FITNESS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2013

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization

Ballroom Dance Fitness, Inc. (“the Company”) was organized on January 2 2009 under the laws of the State of Florida. The Company has earned revenues from providing private dance lessons and fitness dance classes in South Florida. The Company filed an S- 1 Registration Statement on June 2, 2010, which became effective August 10, 2012 registering with the Securities and Exchange Commission (“SEC”) 6,000,000 shares of common stock for sale at $0.40 per share.

Basis of Accounting

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 1, 2013.  Interim results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of future results for the full year.

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

The carrying amounts of accounts payable and due to shareholder approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

BALLROOM DANCE FITNESS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2013

The Company may issue restricted stock to consultants and board of directors for various services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is to be measured at the earlier of:  (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty's performance is complete.  The Company may issue shares as compensation in future periods for services associated with the registration of the common shares.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company has incurred losses of $92,260 since its inception.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1

BALLROOM DANCE FITNESS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2013

registration statement, which was declared effective by the SEC on August 10, 2012.

Although the Company plans to pursue its equity funding, there can be no assurance that the Company will be able raise sufficient working capital to maintain its operations.  If the Company is unable to raise the necessary working capital through the equity funding it will be forced to continue relying on loans from stockholder in order to satisfy its working capital needs.  There can be no assurance that the Company will be able rely on these sources to maintain its operations.

NOTE 3: DUE TO STOCKHOLDER

The Company has received advances from an officer and stockholder for working capital purposes.  These advances are non-interest bearing and due on demand.  At June 30, 2013 and December 31, 2012, the amount due to the stockholder was $74,288 and $44,394, respectively.

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

On June 10, 2013, the Company issued 800,000 common shares to members of its board of directors having a fair value of $8,000, or $0.01 per share.

On June 17, 2013 the board of directors approved an amendment to the articles of incorporation to authorize 10,000,000 shares of preferred stock, par value $0.001. No preferred shares have been issued to date.

NOTE 5: COMMITMENTS AND CONTINGENCIES

Employment Agreements

Effective January 2, 2009, the Company entered into employment agreements with both Mr. William Forhan and Mr. Sean Forhan.  The agreements are the same for both officers, are for terms of four years, and shall automatically renew for one-year terms thereafter unless terminated by either party at least 90 days prior to the next term.  Under the agreements, each employee shall receive a base salary of $72,000 per year and an annual bonus of 10% of EBITDA, but no wages shall be accrued until such time the Company has adequate cash flow.  The Officers shall also receive car allowance of $600 per month.  The employment agreements provide for health and life insurance and four weeks paid vacation.  Since inception, no amounts have been paid or accrued under the aforementioned employment agreements.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

Since inception through June 30, 2013, the Company has earned revenues from private dance lessons and fitness dance classes.  The Company creates fitness videos and DVD’s that promote “Fun Exercise” to Ballroom Dance and fitness enthusiasts.

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

Three Month Period Ended June 30, 2013 Compared to Three Month Period Ended June 30, 2012

Our revenue for the three month period ended June 30, 2013 was $3,320 compared to revenue of $5,139 during the three month period ended June 30, 2012, a decrease of $1,819. Our revenue decreased based upon fewer dance lessons for the period.

During the three month period ended June 30, 2013, we incurred operating expenses of $26,312 compared to $17,851 incurred during the three month period ended June 30, 2012 (an increase of $8,461). The increased operating expenses incurred during the three month period ended June 30, 2013 consisted mainly of administrative expenses of $8,000 for shares issued to board members. Operating expenses include overhead expenses such as rent, accounting and offices expenses.

Therefore, our net loss for the three months ended June 30, 2013 was $22,992 compared to a net loss of $12,712 incurred during the three months ended June 30, 2012.

Six Month Period Ended June 30, 2013 Compared to Six Month Period Ended June 30, 2012

Our revenue for the six month period ended June 30, 2013 was $3,320 compared to revenue of $13,475 during the six month period ended June 30, 2012, a decrease of $10,155. Our revenue decreased based upon fewer dance lessons for the period.

During the six month period ended June 30, 2013, we incurred operating expenses of $32,752 compared to $29,342 incurred during the six month period ended June 30, 2012 (an increase of $3,410). The increased operating expenses incurred during the six month period ended June 30, 2013 consisted mainly of administrative expenses of $8,000 for shares issued to board members. Operating expenses include overhead expenses such as rent, accounting and offices expenses.

Therefore, our net loss for the six months ended June 30, 2013 was $29,432 compared to a net loss of $15,867 incurred during the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, our current assets were $8,394 and current liabilities were $79,788, which resulted in working capital deficit of $71,394. As of December 31, 2012, current assets were $1,932 in cash and current liabilities were $51,984 and a working capital deficit of $49,962.

Cash Flows from Operating Activities

For the six months ended June 30, 2013, net cash flows used in operating activities was $23,432 compared to net cash flows used in operating activities of $14,721 during the six months ended June 30, 2012. Cash flows used in operating activities consisted primarily of a decrease in accounts payable as a result of fees paid to consultant. These increase and decreases were offset by net loss.

Cash Flows from Financing Activities

For the six months ended June 30, 2013, net cash flows from financing activities was $29,894 compared to net cash flows from financing activities of $15,933 during the six months ended June 30, 2012. Cash flows from financing activities consisted of advances from shareholder.

Off –Balance Sheet Operations

We do not have any off-balance sheet operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

With respect to the period ending June 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Not applicable.

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

Ballroom Dance Fitness Inc.

Date: August 8, 2013	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)