Form 10-Q
period 2013-09-30
BALLROOM DANCE FITNESS, INC.
filed 2013-11-08
CIK 1493109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of November 4, 2013, there were 12,913,750 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS:
Cash	$ 1,175	$ 1,932
TOTAL CURRENT ASSETS:	1,175	1,932
OTHER ASSETS:
PREPAID EXPENSES	5,000	-
TOTAL ASSETS	$ 6,175	$ 1,932

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
LIABILITIES:
Accounts Payable	$ 3,500	$ 7,500
Due to shareholders	91,538	44,394
TOTAL CURRENT LIABILITIES:	95,038	51,894

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 10,000,000 shares authorized
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 11,913,750 and
11,113,750 shares outstanding at September 30, 2013 and December 31, 2012	1,191	1,111
Additional paid in capital	19,675	11,755
Deficit accumulated during the development stage	(109,729)	(62,828)
TOTAL STOCKHOLDERS' DEFICIENCY	(88,863)	(49,962)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY	$ 6,175	$ 1,932

See accompanying notes to unaudited condensed financial statements 4

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	For the period January 2, 2009 (Inception)
	September 30,	September 30,	September 30,	September 30,	through
	2013	2012	2013	2012	September 30, 2013

Revenue	$ 1,650	$ 5,139	$ 4,970	$ 13,475	$ 49,270

Total Revenue	1,650	$ 5,139	$ 4,970	$ 13,475	$ 49,270

Expenses:

Personnel costs	8,352	8,221	24,178	8,991	99,367
Production costs	4,200	4,330	4,700	14,051	21,025
General and administrative	6,567	5,300	22,993	6,300	38,607

Total Expenses	19,119	17,851	51,871	29,342	158,999

Net Loss	$ (17,469)	$ (12,712)	$ (46,901)	$ (15,867)	$ (109,729)
Loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average common shares outstanding	11,913,750	11,113,750	11,446,103	11,113,750

See accompanying notes to unaudited condensed financial statements 5

BALLROOM DANCE FITNESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended	For the period January 2, 2009 (Inception)
	September 30,	September 30,	through
	2013	2012	September 30, 2013
Cash flows from operating activities:
Net Loss	$ (46,901)	$ (15,867)	$ (109,729)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	8,000	-	20,866
Changes in assets and liabilities:
Increase prepaid expenses	(5,000)	-	(5,000)
Increase (decrease) in accounts payable	(4,000)	1,146	3,500

Cash flows used in operating activities	(47,901)	(14,721)	(90,363)

Cash flows from financing activities:	-	-	-
Advances from stockholder	47,144	15,933	91,538
Cash flows provided from financing activities	47,144	15,933	91,538
Net change in cash and cash equivalents	(757)	1,212	1,175

Cash and cash equivalents, beginning of period	1,932	99	-

Cash and cash equivalents, end of period	$ 1,175	$ 1,311	$ 1,175

Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

See accompanying notes to unaudited condensed financial statements

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2013

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization

Ballroom Dance Fitness, Inc. (“the Company”) was organized on January 2, 2009 under the laws of the State of Florida. The Company has earned revenues from providing private dance lessons and fitness dance classes in South Florida. The Company filed an S- 1 Registration Statement on June 2, 2010, which became effective August 10, 2012 registering with the Securities and Exchange Commission (“SEC”) 6,000,000 shares of common stock for sale at $0.40 per share.

Basis of Accounting

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 1, 2013.  Interim results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of future results for the full year.

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

QUARTER ENDED SEPTEMBER 30, 2013

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

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2013

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company has incurred losses of $109,729 since its inception.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1 registration statement, which was declared effective by the SEC on August 10, 2012.

Although the Company plans to pursue its equity funding, there can be no assurance that the Company will be able raise sufficient working capital to maintain its operations.  If the Company is unable to raise the necessary working capital through the equity funding it will be forced to continue relying on loans from stockholder in order to satisfy its working capital needs.  There can be no assurance that the Company will be able to rely on these sources to maintain its operations.

NOTE 3: DUE TO STOCKHOLDER

The Company has received advances from an officer and stockholder for working capital purposes.  These advances are non-interest bearing and due on demand.  At September 30, 2013 and December 31, 2012, the amount due to the stockholder was $91,538 and $44,394, respectively.

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

BALLROOM DANCE FITNESS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2013

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 6: SUBSEQUENT EVENTS

The Company on October 18, 2013 purchased the assets of Plaza Ballroom & Event Centre LLC, a Florida limited liability company.  In accordance with the terms and provisions of the Asset Purchase Agreement, the Company acquired certain assets from Plaza Ballroom including, but not limited to, a dance studio and associated lease, domain address and associated website and data base of approximately 1,100 customers. In consideration for the purchase of the Assets by the Company, the Company shall pay aggregate consideration to Plaza Ballroom in the amount of $325,000 consisting of: (i) cash in the amount of $25,000 of  which $5,000 was a non-refundable advance; and (ii) issue in the name of Plaza Ballroom or its designee an aggregate of 1,000,000 shares of its restricted common stock at a per share price of $0.30 valued at $300,000.  In further accordance with further terms if on the date nine months (June 18, 2014) from the date of the Asset Purchase Agreement Plaza Ballroom is unable to sell the 1,000,000 shares of common stock on the open market to realize an aggregate gross profit of $300,000 because the Company's shares of common stock dropped below a per share price of $0.30, the Company shall further issue to Plaza Ballroom that number of shares of common stock based upon the trading price on June 18, 2014 to resolve the difference between the $300,000 and the amount received by Plaza Ballroom from the sale of the original 1,000,000 shares of common stock during the nine month period. In the event Plaza Ballroom cannot sell the new shares and the original 1,000,000 shares for $300,000, Plaza Ballroom will notify the Company and request cash payment aggregating $300,000 due thirty days from Plaza Ballroom's request. In the event the Company does not make the payment, the Asset Purchase Agreement will be rescinded and the business will be returned to Plaza Ballroom and Plaza Ballroom will return the 1,000,000 shares issued to it to the Company for cancellation.

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

Since inception through September 30, 2013, the Company has earned revenues from private dance lessons and fitness dance classes.  The Company creates fitness videos and DVD’s that promote “Fun Exercise” to Ballroom Dance and fitness enthusiasts.

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

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012

Our revenue for the three month period ended September 30, 2013 was $1,650 compared to revenue of $5,139 during the three month period ended September 30, 2012, a decrease of $3,489. Our revenue decreased based upon fewer dance lessons for the period.

During the three month period ended September 30, 2013, we incurred operating expenses of $19,119 compared to $17,851 incurred during the three month period ended September 30, 2012 (an increase of $1,268). Operating expenses include overhead expenses such as rent, accounting and offices expenses.

Therefore, our net loss for the three months ended September 30, 2013 was $17,469 compared to a net loss of $12,712 incurred during the three months ended September 30, 2012.

Nine month Period Ended September 30, 2013 Compared to Nine month Period Ended September 30, 2012

Our revenue for the nine month period ended September 30, 2013 was $4,970 compared to revenue of $13,475 during the nine month period ended September 30, 2012, a decrease of $8,505. Our revenue decreased based upon fewer dance lessons for the period.

During the nine month period ended September 30, 2013, we incurred operating expenses of $51,871 compared to $29,342 incurred during the nine month period ended September 30, 2012 (an increase of $22,529). The increased operating expenses incurred during the nine month period ended September 30, 2013 consisted mainly of administrative expenses of $8,000 for shares issued to board members, $18,000 of consulting expenses to shareholder and $20,000 of professional fees.

Therefore, our net loss for the nine months ended September 30, 2013 was $46,901 compared to a net loss of $15,867 incurred during the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our current assets were $1,175 and current liabilities were $95,038, which resulted in working capital deficit of $93,863. As of December 31, 2012, current assets were $1,932 in cash and current liabilities were $51,894 and a working capital deficit of $49,962.

Cash Flows from Operating Activities

For the nine months ended September 30, 2013, net cash flows used in operating activities was $47,901 compared to net cash flows used in operating activities of $14,721 during the nine months ended September 30, 2012. Cash flows used in operating activities consisted primarily of a decrease in accounts payable as a result of fees paid to consultant. These increase and decreases were offset by net loss.

Cash Flows from Financing Activities

For the nine months ended September 30, 2013, net cash flows from financing activities was $47,144 compared to net cash flows from financing activities of $15,933 during the nine months ended September 30, 2012. Cash flows from financing activities consisted of advances from shareholder.

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

With respect to the period ending September 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Ballroom Dance Fitness Inc.

Date: November 7, 2013	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)