Form 10-K
period 2013-12-31
BALLROOM DANCE FITNESS, INC.
filed 2014-04-08
CIK 1493109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ] Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 10, 2014 there were 13,117,786 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

TABLE OF CONTENTS

Page

PART I

4

Item 1. Business

4

Item 1A. Risk Factors

10

Item 1B.  Unresolved Staff Comments

16

Item 2.  Properties.

17

Item 3.  Legal Proceedings.

17

Item 4.  Mine Safety Disclosures.

17

PART II

17

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.                                                                                                       17

Item 6.  Selected Financial Data

19

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  19

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

23

Item 8. Financial Statements.

23

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  24

Item 9A(T).  Controls and Procedures

24

Item 9B.  Other Information

25

PART III

25

Item 10.  Directors, Executive Officers and Corporate Governance.

25

Item 11.  Executive Compensation.

28

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                                                                                                      30

Item 14.  Principal Accounting Fees and Services

31

PART IV

32

Item 15.  Exhibits and Financial Statement Schedules

32

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

Unless stated otherwise, the words “we,” “us,” “our,” the “Company,” or “Ballroom Dance Fitness, Inc.” or “Plaza Centre and Events” in this section collectively refer to BDF.

Item 1. Business

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

The Company is competing in the weight loss and ballroom dance business. Ballroom Dance Fitness, Inc. was organized January 2, 2009 under the laws of the State of Florida.  The Company creates fitness videos and DVD’s that promote “Fun Exercise” to the Ballroom Dance and fitness enthusiasts.

The videos and DVD’s are designed for individuals that want to lose weight and also learn Ballroom Dance steps. The DVD’s will be marketed via TV infomercial, Corporate web site and

Internet marketing. The Company will realize revenues when paid in full for purchase of DVD’s and merchandise purchased.

Fitness DVD Routines: Producing, marketing and selling DVD’s that will feature six different ballroom dances: the Cha-Cha, Swing, Salsa, Merengue, Rumba and Waltz.   The program is to promote “Fun Exercise” to Ballroom Dance and fitness enthusiasts. The videos will be marketed as exercise videos designed for individuals that want to lose weight and also learn Ballroom Dance steps. The fitness routines will stress dance steps and use them in exercise routines, building the lower body, strengthening heart endurance, plus show how the use of hand free weights will develop and tone the upper body. When funds become available, the Company also plans to launch infomercials which will promote our DVDs.

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

The Company on October 18, 2013 purchased the assets of Plaza Ballroom & Event Centre, LLC. In accordance with the terms and provisions of the Asset Purchase Agreement, the Company purchased certain assets to including, but not limited to, a dance studio and associated lease, domain address and associated website and data base of approximately 1,100 customers. In consideration for the purchase of the Assets the Company shall pay aggregate consideration to Plaza Ballroom shareholders in the amount of $325,000 consisting of: (i) cash in the amount of $25,000 of  which $5,000 was a non-refundable advance; and (ii) issue in the name of Plaza Ballroom or its designee an aggregate of 1,000,000 shares of its restricted common stock at a per share price of $0.30 valued at $300,000.

In further accordance with further terms; if on the date nine months (June 18, 2014) from the date of the Asset Purchase Agreement the Company shareholders is unable to sell the 1,000,000 shares of common stock on the open market to realize an aggregate gross profit of $300,000 because the trading price of BDF’s shares of common stock is below a per share price of $0.30, the BDF shall further issue to Plaza Ballroom shareholders that number of shares of common stock based upon the trading price on June 18, 2014 to resolve the difference between the $300,000 and the amount received by Plaza Ballroom shareholders from the sale of the original 1,000,000 shares of common stock during the nine month period. In the event Plaza Ballroom shareholders cannot sell the new shares and the original 1,000,000 shares for $300,000, Plaza Ballroom shareholders will notify the Company and request cash payment aggregating $300,000 due thirty days from Plaza Ballroom shareholder's request. In the event the Company does not make the payment, the Asset Purchase Agreement will be rescinded and the business will be returned to Plaza Ballroom shareholders and Plaza Ballroom will return the 1,000,000 shares issued to it to the Company for cancellation.

The purchase is considered complete and guaranty of share price has been waived by Plaza Ballroom shareholders. Asset purchase is final for 1,000,000 (one million) shares and $25,000 cash, plus best efforts to fund leasehold improvements of $140,000 to the Plaza.

Our Services

BDF provides fun exercise that teaches the exerciser how to dance while losing weight. The Company provides a training DVD that includes six dances that are learned from repetitive steps, providing fun exercise and cardio workout at the convenience of the exerciser, from their home.

Through it’s acquisition of the assets of Plaza Centre and Events the Company is engaged in the business of providing ballroom dance lessons and hosting events in its leased facility, located in North Palm Beach, Florida.

Governmental Regulation

None

General

The Company via the asset purchase of Plaza will continue to offer private  dance lessons and party space for events and dance floor space to instructors to lease the facility.

The business is to create DVD videos that promote “Fun Exercise” to ballroom dance and fitness enthusiasts.  The videos are designed for individuals that want to lose weight and learn Ballroom Dance steps.  The videos will focus on beginner Ballroom dance steps, building the lower body, strengthening heart endurance, plus show how the use of hand free weights will develop and tone the upper body.

The Company offers six dances all composed on one video, as opposed to selling six separate videos at $19.95 for a total of $119.95.  We will combine and offer all six dances on one video at only $39.95, a 70% savings.  Dances featured include Cha-cha, Swing, Salsa, Merengue, Rumba and the Waltz.

The Fitness Video Industry is an explosive and competitive marketplace.  Americans workout to maintain their weight, release emotional stress, and simply to keep fit.  Videos are used by many exercisers to motivate themselves and learn how to lose weight and maintain fitness.  The advantage of a video is you can stay home and follow a routine, and you can do it whenever you want to exercise.

The Company is currently a public entity and will sell free trading shares via an Initial Public Offering to raise additional working capital for video production, marketing awareness and strategic acquisitions.  The Company has completed an S-1 Registration with the Security Exchange Commission, became “effective” August 10, 2012 and will trade on the OTCBB.  The Company has a Private Placement Memo offering 6,000,000 restricted trading shares selling at $.40 a share in an effort to raise $2,400,000.

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

Nutrition and Weight Loss is a $44 billion industry; Obesity is a global problem that affects 300 million people worldwide.  Nearly two-thirds, or 130 million adults in the United States are overweight: nearly one-third or 61 million United States adults are obese, according to International Health, Raquet & Sports Club Association.

According to Bally’s there are nearly 40 million members, in United States that exercise at over 25,000 Health & Fitness centers; and it’s reported that Health and Fitness is a $15 billion industry; source “First Research” October 31, 2008.

Ballroom Dancing has become popular with private and group lessons at Studios, and today ABC has one of the top TV reality show: “Dancing with The Stars”.  Over 20 million people watch on both Monday’s 90-minute show and Tuesday’s 60-minute show.  The show is a dance competition between celebrities (actors, athletes, models & entertainers) dancing with professional ballroom dancers.  They compete for 13 weeks and three professional dance judges score 1–10 points each, and allow the TV audience to vote online and telephone.  The final week, two couples compete and a winner is crowned “Champion” for the season.

The Fitness Video Industry is an explosive and competitive marketplace.  Americans workout to maintain their weight, release emotional stress, and simply to keep fit.  Videos are used by many exercisers to motivate themselves and learn how to lose weight and maintain fitness.  The advantage of a video is you can stay home and follow a routine, and you can do it whenever you want to exercise.

Several celebrities have sold millions of fitness videos.  Jane Fonda has created 23 fitness videos and DVDs, selling 17 million in her first video.  Richard Simmons has sold over 20 million fitness videos and personally lost over 120 pounds from exercise.  A fitness dancer from Columbia started fitness videos in 1999 and is popular in over 30 countries.  Today, “Zumba Fitness” continues to grow in popularity.  Zumba has more than 20,000 Zumba Fitness-certified instructors around the world generating over $6 million a year.

GROWTH STRATEGY, OBJECTIVES

The First Objective is accomplished: we’ve developed an investor website www.BallroomDanceFitness.info  that tells “About the Company” and the products that will be sold Online through strategic partnerships: exercise clothing & shoes, exercise equipment, nutrition products and health foods.

The Second Objective has been accomplished: to take the Company public and become a fully a reporting Company.  The Company’s S-1 Registration was approved by the SEC on August 10, 2012 and has approval to sell 6,000,000 free trading shares as an INITIAL PUBLIC OFFERING totaling $2,400,000.

The Third objective is 1) production of the ballroom dance fitness DVD; 2) build a consumer site www.BallroomDanceFitness.com  3) kick-off a media buy of TV Infomercials that introduces the Company and generates revenues.

The Fourth Objective:  The Company’s long-term objective is to expand its business model of Ballroom Dance Fitness throughout the UNITED STATES and market video (DVD) sales via infomercials in additional TV marketplaces, and expand alliances with Ballroom Studios and fitness centers throughout the United States.  The next objective is to start a Ballroom Dance Fitness Certification Program to train fitness instructors so they too can teach Ballroom Dance Fitness in their respective cities.

Marketing Strategy

Ballroom Dance Fitness, Inc. is a fully reporting public Company since the last quarter of 2012 and will start trading after been granted permission by FINRA to have its common shares traded on the Over the Counter Bulletin Board under the trading symbol, to be advised after the Initial Public Offering is closed.

The Company intends to grow from Infomercials shown on TV and the Internet. The primary revenue stream will come from Direct Response TV (DRTV), plus the Company will also have an E-Commerce Site that sells dance fitness DVD’s and accessories: exercise clothing, shoes, vitamins, hand weights, and nutrient beverages.

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

 Jazzercise started in 1969 as a dance-fitness class by a professional dancer.  She began teaching Jazz exercise in YMCA and local Parks and Recreation facilities; today the Company has six Dance Fitness DVD’s and Logo merchandise sold on their website. The Company has 7,300 instructors teaching 32,000 classes weekly and 2007 revenues exceeded $93 million system wide.

Fitness clubs include a new wave of  “corporate wellness environment," there are nearly 4,000 "corporate clubs" in the United States promoting everything from weight loss and stress management to smoking cessation.  According to Bally’s nearly 40 million members in United States, exercise at over 25,000 Health & Fitness centers in the United States.

EMPLOYEES

We currently employ 3 employees, which  includes management team of two, and professionals as needed.

MANAGEMENT TEAM

Sean Forhan the Founder and COO, has 14 years experience in Ballroom Dancing and Fitness Instruction.  He has the passion to dance and teach Ballroom Dancing and Ballroom Fitness.  Bill Forhan has been a CEO of public companies for more than 15 years and owner / CEO of private companies for 22 years.  They have the inner drive to succeed in competitive marketplaces.

Sean Forhan, Founder and COO

•

Ballroom Dance Instructor for 14 years

•

Sales experience in the insurance, financial and travel industries

•

Ballroom Fitness Instructor for 2 years

•

Entrepreneur spirit, founder of Ballroom Dance Fitness, Inc.

William Forhan, CEO

•

Entrepreneur built and funded seven companies; 1st exit was selling to American Express Corp., sold two public companies to a Dot Com Company and sold several entities to private entrepreneurs.

•

Co-Founder of Internet Media Company, took Company public OTCBB.

•

Founder of Integrated Marketing Professional Inc.; took public OTCBB

•

Founder Casino Players Inc. took public OTCBB

•

Co-Founder Ballroom Dance Fitness Inc. took public OTCBB

•

15 years’ experience as Chairman CEO of 6 public traded companies

•

Founder and CEO of seven private companies in the past 37 years.

•

Completed over 60 corporate acquisitions

Ann Morello

Chief Executive Officer of The Plaza. Her previous modeling experience with Windwood Fashions provided her with the experience to present her to the public.  For 5 years she was involved with children’s beauty pageants and was Chief Financial Officer of CEK Productions.  She has administratively managed the Ballroom’s affairs for the last 5 years, and has been instrumental in attracting a guest list that participates in our Weekly Saturday parties.

Joe Morello

Has been the Director of Marketing at The Plaza.. His many years with Prudential Insurance where he participated in the annual conferences as well as their holiday parties has given him the prominence in determining what it takes to have a successful function. His musical and dancing background has provided the Plaza Ballroom a list of entertainers that are anxious to be part of the Plaza.  His MC talents make every event different and exciting. His responsibilities at the Plaza are to continue to promote entertainment and events that will raise the bar of entertainment in the Palm Beach area.

MARKET GROWTH

The Company will expand Ballroom Dance Fitness Inc. throughout the United States; growth will depend on financing raised and the success of Fitness Videos revenues.  The goal is to start TV infomercials in Florida and expand to top 20 populated marketplaces in United States.  Each market will receive 2-3 weeks of repetitive ads, and then move to the next city repeating 2-3 weeks of repetitive ads before entering a new market.

PATENTS AND TRADEMARKS

Trademark: “Ballroom Dance Fitness” term is 20 years, expiring 2033

ITEM 1A. RISK FACTORS

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis and are required to disclose certain material events in a Current Report on Form 8-K.  All reports of the Company filed with the SEC are available free of charge through the SEC's Web site at http://www.sec.gov.  In addition, the public may read and copy materials filed by the Company at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

RISKS RELATING TO OUR BUSINESS

We have a limited operating history, which will make it difficult to evaluate an investment in our common stock.

We have limited operating history. We generated revenue in the amount of $30,009 during fiscal year ended December 31, 2013 and $13,859 during fiscal year ended December 31, 2012. We may continue to generate revenue but there is no guarantee that we may ever be profitable. We incurred a net loss of $97,211 during fiscal year ended December 31, 2013 and a net loss of $33,867 during fiscal year ended December 31, 2012. We are considered to be in the developmental stage. Further, we may be dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations for both fiscal years ended December 31, 2013 and 2012. As of December 31, 2013, we had an accumulated deficit of $160,039. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. There is no assurance that the demand for our dance instruction and videos will allow us to achieve profitability. In particular, additional capital may be required in the event that further working capital is necessary because our operating costs increase beyond our expectations or we encounter greater costs associated with general and administrative expenses or offering costs.

The Company, under its current business model, commenced operations in January 2, 2009  and have had little changes until June 2013; when we began planning for the development of a DVD, using funds from our CEO and the acquisition of a 13,000 sq.ft. event and dance studio, which may make it difficult to evaluate our business and prospects based on prior performance. We anticipate having increased revenues, and our business model requires us to secure working capital for marketing expenses. If our model fails, then we will fail as a company.  Unless we raise sufficient funds, we will not be able to succeed in our business model.

Our future growth and profitability may depend in large part upon the effectiveness and efficiency of our marketing expenditures in recruiting new consumers and professional businesses.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to: (i) create greater awareness of our Ballroom Dance Fitness DVDs and brand name; (ii) select the right market, media and specific media vehicles in which to advertise; (iii) identify the most effective and efficient level of spending in each market, media and specific media vehicle; (iv) determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; (v) effectively manage marketing costs, including creative and media expense in order to generate and maintain acceptable consumer acquisition costs; (vi) generate leads for sales and contacts in a cost-effective manner; (vii) drive traffic to our website; and (viii) convert consumer and business inquiries into actual attendance.

Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of programs and brand awareness, and we may not be able to increase our net revenue at the same rate as we increase our advertising expenditures.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms, or at all.

We may need to raise additional funds in order to achieve growth or fund other business initiatives, including the Asset Purchase Agreement. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited.

We are dependent on the services of William Forhan, our Chief Executive Officer, and Sean Forhan, our Chief Operating Officer and our other members of our management team.

We do not generally seek non-compete agreements with key personnel and they may leave and subsequently compete against us. The loss of service of any of our management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

We cannot assure you that our procedures and controls will be adequate to support our operations as they expand into the fitness industry. Presently, William Forhan, our Chief Executive Officer, Sean Forhan, our Chief Operating Office are the key members of our management team.  If we succeed in raising capital, and if our managers effectively utilize that capital and we grow quickly, such future growth could impose significant added responsibilities on them, including the need to identify, recruit and integrate new senior level managers and executives. We cannot assure you that such additional management will be identified and retained by us. If we are unable to manage our growth efficiently and effectively or are unable to attract and retain additional qualified management, then there could be a material adverse effect on our financial condition and results of operations

You may never realize a return on your investment.

To date, the Company has limited operations and revenues. We generated revenues totaling $30,009 and lost $97,211 for the year ended December 31, 2013. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history.

.Our corporate structure has certain anti-takeover aspects.

Under our Certificate of Incorporation, our Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the rights and preferences of the shares of any such series without stockholder approval. Any series of preferred stock is likely to be senior to the Common Stock with respect to dividends, liquidation rights and, possibly, voting rights. In addition, since effective control of the Company is held by William Forhan and Sean Forhan voting together, they can limit or prohibit others from attempting to take over control of the Company and could have the effect of discouraging unsolicited acquisition proposals and other attempts to buy our Company. Further, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to our shareholders.

We operate in a business that is characterized by intense competition.

Our major competitors include greater name recognition, larger customer bases, and significantly greater financial resources. Many of our competitors have long established relationships. We cannot assure you that we will be able to compete successfully with such entities in the future. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition.  Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability.

Investors and others may lose confidence in the reliability of our financial statements

If this occurs, the trading price of our common stock, if any, and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the SEC. This would likely have an adverse effect on the trading price of our common stock.

We are required to implement additional finance and accounting systems, procedures and controls in order to satisfy requirements under the securities laws, including the Sarbanes-Oxley Act of 2002, which increase our costs and divert management's time and attention.

We have not established processes, controls and procedures that will allow our management to report on our internal control over financial reporting when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002.

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

We have identified significant deficiencies and material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner. The trading price of our common stock, if any, and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to devise procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the SEC. This would likely have an adverse effect on the trading price of our common stock, if any, and our ability to secure any necessary additional financing, and could result in the delisting of our common stock. In such event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

We plan to use our stock to pay, to a large extent, for future acquisitions and this would be dilutive to investors.

We plan to use additional stock to pay, to a large extent, for future acquisitions, and believe that doing so will enable us to retain a greater percentage of our operating capital to pay for operations and marketing. Price and volume fluctuations in our stock might negatively impact our ability to effectively use our stock to pay for acquisitions, or could cause us to offer stock as consideration for acquisitions on terms that are not favorable to us and our shareholders. If we did resort to issuing stock in lieu of cash for acquisitions under unfavorable circumstances, it would result in increased dilution to investors.

Protection of our intellectual property is limited, and any misuse of our intellectual property by others could harm our business, reputation and competitive position.

Our trademarks, trade secrets, trade dress and designs are valuable and integral to our success and competitive position. However, we cannot assure you that we will be able to adequately protect our proprietary rights through reliance on a combination of trademarks, trade secrets, confidentiality procedures and contractual provisions from outside influences. Protection of our trademark and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. We cannot completely prevent the unauthorized use or infringement of our intellectual property rights, as such prevention is inherently difficult. The loss of future trade mark protection could make it easier for third parties to compete with us by copying ideas and functionality. Any changes in, or unexpected interpretations of, the trademark and other intellectual property laws may compromise our ability to enforce our trademark and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trademark protection. If we are unable to protect our proprietary rights, our business, service revenue, reputation and competitive position could be materially adversely affected.

RISKS RELATING TO OUR COMMON STOCK

There is no market for our shares of common stock and we may never develop a market, which would render investors’ investment illiquid.

SEC Rule 15c2-11 was designed to allow non-reporting company's securities to be quoted on The Financial Industry Regulatory Authority ("FINRA") Over-the-Counter Bulletin Board or other market by filing disclosures. Rule 15c2-11 requires market makers to review basic issuer information prior to publishing quotations for the issuer's securities. Market makers must have a reasonable basis for believing that the information is accurate and from reliance sources.

If a security has eligible status, it means one or more market makers has received clearance to quote the issue on the OTC Bulletin Board within the last 30 days. During the "eligible" period, a frequency-of-quotation test is administered. The frequency-of-quotation test is based on whether a broker/dealer has itself published quotations in the security in the applicable interdealer quotation system on at least 12 business days during the preceding 30 calendar days with not more than four consecutive business days without quotations. Once this criteria has been satisfied, authorized participants may register online in a security. As long as the security remains in an "active" state, any participant may quote the security without a Form 211 submission.

Our common shares are not listed on any stock market or exchange, making the selling and trading of our shares exceedingly difficult. Without a secondary market, one is not easily able to sell or trade our shares after purchasing them, and therefore may be stuck with their shares, rendering them illiquid. A market maker has verbally agreed (but is not bound by such agreement) to submit a Form 211 application for a priced quotation on a market on our behalf, but there is no guarantee that our application will be approved. And even if we are accepted, quotation on a market doesn't assure that a meaningful market will be created and sustained. It is common, in fact, for newly listed companies to have a non-existent trading volume on any given day.

Any future market price for our shares may be volatile.

In the event we obtain a listing on an exchange , the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in our quarterly operating results and revisions to our expected results; (ii) changes in financial estimates by securities research analysts; (iii) conditions in the market for our products; (iv) changes in the economic performance or market valuations of companies specializing in the sports dancing industries; (v) announcements by us or our competitors of new services, strategic relationships, joint ventures or capital commitments; (vi) addition or departure of key personnel; (vii) litigation related to any intellectual property; and (viii) sales or perceived potential sales of our shares.

In addition, the securities market has from time to time, and to an even greater degree since the last quarter of 2007, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares.  Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

Our common stock will be classified as a “penny stock” under SEC rules which will limits the market for our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock

Shareholders have limited control over decision making because William Forhan and Sean Forhan, our Chief Executive Officer and /Chief Operating Officer, respectively, control a majority of our issued and outstanding common stock.

Presently, Sean Forhan, our Chief Operating Officer and a director, and William Forhan, our President/Chief Operating Officer and a director, together beneficially owns approximately 61% of the total issued and outstanding shares of common stock. Because of such ownership, shareholders have limited control over matters requiring approval by our shareholders, including the election of directors. Such control may also make it difficult for our shareholders to receive a premium for their shares of common stock in the event we enter into transactions which require stockholder approval. In addition, certain provisions of Florida law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control..

Our Chief Executive Officer and President/Chief Operating Officer, respectively, do not have substantial experience managing a public reporting company and may not be fully aware of all the requirements under the Securities Exchange Act of 1934, as amended, including those regarding internal controls. Therefore, the executive officers may need to rely on the expertise of others, including our outside accountant, auditors and legal counsel, regarding preparation of reports under the Securities Exchange Act, preparation of financial statements according to U.S. GAAP, establishment of internal controls and procedures, and overall compliance with the Sarbanes-Oxley Act

Florida law and our Articles of Incorporation may protect our directors from certain types of lawsuits.

Florida law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

The Company does not own any property. The Company currently leases 13,000 square feet of event space for the event and ballroom dance space and administrative offices. As a result of the October 2013 acquisition, we assumed a three-year lease for our dance facility. The lease requires monthly payments of $5,500 commencing on November 1, 2012 increasing by 5% on each anniversary date through October 2015.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, with a par value of $0.0001 per share, of which approximately 13,117,786 shares are issued and outstanding, and 10,000,000 shares of Preferred Stock.

The following description of the rights and preferences of the Company's capital stock is merely a summary. Each prospective investor should refer to the Company's Articles of Incorporation for a complete description of the Company's capital stock as well as to the applicable statutes of the State of Florida for a more complete description concerning the rights and liabilities of stockholders.

Common Stock

Holders of the Common Stock do not have preemptive rights to purchase additional shares of Common Stock or other subscription rights. The Common Stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. Upon liquidation or dissolution of the Company, whether voluntary or involuntary, holders of shares of Common Stock are to share equally in the assets of the Company available for distribution to stockholders. The Board of Directors is authorized to issue additional shares of Common Stock, not to exceed the amount authorized by the Company's Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

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

Preferred Shares

Classes and Shares Authorized. The authorized capital stock of the corporation shall be 100,000,000 shares of common stock, $0.0001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. No stockholder shall have pre-emptive rights.

Of the 10,000,000 shares of preferred stock, 200 shares shall be designated as Series A preferred stock, which shares of Series A preferred stock shall have the following powers, designations, preferences and relative, participating, optional and other rights, and the following qualifications, limitations and restrictions. Shares of the Series A preferred stock shall have a stated value of One dollar ($1.00) per share.

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

Holders

As of the date of this filing, there are 51 record holders of the Company's Common Stock.

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

 No recent sale of Registered Securities

Issuer Purchases of Equity Securities

The Company has not purchased any securities.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

*

discuss our future expectations;

*

contain projections of our future results of operations or of our financial condition; and

*

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

Unless stated otherwise, the words "we," "us," "our," "the Company," or ” BDF” refer to “Ballroom Dance Fitness Inc. or “Plaza Centre Events.”

Industry Trends

The Company sees vast potential in its expansion into the Fitness Video Industry.  We recognize the challenges we have from competitors that have been in the industry for many successful years, they are better financed and have strong business relationships; but we believe there is room for many more entrepreneurs to enter the industry and prosper.  We recognize that Ballroom Dancing is very popular, dance lessons are expensive, American’s need new venues to work out, and the obesity problem effects 300 million adults worldwide and 130 million Americans are overweight.

 Sufficiency of Cash Flows

Because current cash balances and projected cash generation from operations are not sufficient to meet the Company's cash needs for working capital and capital expenditures, management intends to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2013 to Fiscal Year Ended December 31, 2012

Revenues

Revenues for the year ended December 31, 2013 were $30,009 and revenues in 2012 were $13,859. Revenues are expected to increase due to the Plaza Acquisition. The increase is a result of revenues for the fourth quarter of 2013 includes $23,000 of revenue form Plaza.

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $112,535 as compared to $47,726 for the year ended December 31, 2012. The increase in expenses during 2013 are due to web site development and start-up cost for video production and personnel wages related to the Plaza acquisition.

Net Loss

Net loss for the year ended December 31, 2013 was $(97,211) compared to a net loss of $(33,867) for the year ended December 31, 2012. The net loss for 2013 is after increased expenses in video production and fees for labor and expenses related to the Plaza acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash in operations of $67,702 for year ended December 31, 2013 as compared to $33,717 used in year ended December 31, 2012. Increase cash used is mainly a result of higher net loss for the year.

During the year ended December 31, 2013 the Company was provided cash from financing activities of $91,435 as compared to $35,550 provided for year ended December 31, 2012. The increase was a result of addition advances from stockholder of $98,061 as compared to $35,550 last year.

Assets

At December 31, 2013, we had total assets of $421,908 compared to $1,932 at December 31, 2012. Increase in total assets at December 31, 2013 was mainly to the goodwill acquired from the Plaza acquisition.

Liabilities

Our total liabilities were $199,870 at December 31, 2013, compared to $51,894 at December 31, 2012. The increase from 2013 to 2012 was primarily due to a $122,000 increase of loans from shareholder.

At December 31, 2013, management was owed $179,910 so noted on the Balance Sheet.

Total Stockholders' Deficit

Our stockholders' deficit was $77,962 at December 31, 2013, compared to deficit of  $49,962 at December 31, 2012. The increase from 2013 to 2012 was mainly due stock issued for the Plaza acquisition.

Our auditors in 2013 expressed doubt about our ability to continue as a going concern. Due to the low revenues our auditors in 2014 have expressed a similar concern. At December 31, 2013, the Company had negative working capital and a stockholder deficit.

On August 10, 2012, our Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the SEC.  In the Registration Statement, we have authorized  6,000,000 shares of common stock to be sold by Company at a price of $0.40 per share.  We have not sold any shares from investors.

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue by leasing its studio to third parties, who collect and retain fees for events and lessons.  The Company recognizes revenues related to these arrangements during the period in which the events are held or lessons are given.  Ancillary revenues related to events, including food and beverage sales, are recognized during the period in which the events are held.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. During 2013 and 2012 the Company has shares to one board member for serving on the Company’s board of directors.

Intangible Assets and Related Impairment of Long-lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of shall be classified as held for sale and are reported at the lower of the carrying amount or fair value less costs to sell.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are considered material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUTMARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

BALLROOM DANCE FITNESS INC.
INDEX TO FINANCIAL STATEMENTS

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants Valuation Analyst Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ballroom Dance Fitness, Inc.

We have audited the accompanying balance sheet of Ballroom Dance Fitness, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. Ballroom Dance Fitness, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballroom Dance Fitness, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPA’s, P.A. West Palm Beach, Florida
March 31, 2014

D. Brooks and Associates CPA’s, P.A. 8918 Marlamoor Lane, West Palm Beach, FL 33412 – (954) 592-2507

BALLROOM DANCE FITNESS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash	$ 665	$ 1,932
TOTAL CURRENT ASSETS:	665	1,932

PROPERTY AND EQUIPMENT - NET	45,042	-

OTHER ASSETS
Security Deposit	1,500	-
Website Development	5,866	-
Music Rights	12,600	-
Goodwill	356,235	-
TOTAL ASSETS	$ 421,908	$ 1,932

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
Accounts Payable	$ 19,960	$ 7,500
Due to Stockholders	179,910	44,394
TOTAL CURRENT LIABILITIES:	199,870	51,894

COMMITMENTS AND CONTINGENCIES
Contingent Guaranty Obligation	300,000	-
STOCKHOLDERS' DEFICIENCY

Common stock, $.0001 par value; 100,000,000 shares authorized; 13,117,786 and 11,113,750 shares outstanding at December 31, 2013 and 2012, respectively	1,311	1,111
Additional Paid in Capital	80,766	11,755
Accumulated Deficit	(160,039)	(62,828)
TOTAL STOCKHOLDERS' DEFICIENCY	(77,962)	(49,962)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 421,908	$ 1,932

See accompanying notes to the financial statements.

BALLROOM DANCE FITNESS, INC.
STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012

Revenue	$ 30,009	$ 13,859
Cost of Sales	(14,685)	-

Gross Profit	15,324	13,859

Expenses:
Rent	22,672	-
Personnel Costs	26,189	25,022
Professional Fees	29,508	7,911
Interest Expense	3,940	-
Other General and Administrative Expenses	30,226	14,793
Total Expenses	112,535	47,726
Net Loss	$ (97,211)	$ (33,867)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)

Weighted average common shares outstanding	11,825,513	11,113,750

See accompanying notes to the financial statements.

BALLROOM DANCE FITNESS, INC.
STATEMENT OF STOCKHOLDERS EQUITY

	Common Stock		Additional
	Shares	Amount	Paid -In Capital	Accumulated Deficit	Total

Balance January 1, 2012	11,113,750	$ 1,111	$ 11,755	$ (28,961)	$ (16,095)

Net loss	-	-	-	(33,867)	(33,867)

Balance December 31, 2012	11,113,750	1,111	11,755	(62,828)	(49,962)

Stock Issued for Services	800,000	80	7,920	-	8,000
Stock Issued for Acquisition	1,000,000	100	(100)	-	-
Stock Issued for Debt Repayment	204,036	20	61,191	-	61,211

Net loss	-	-	-	(97,211)	$ (97,211)

Balance December 31, 2013	13,117,786	$ 1,311	$ 80,766	$ (160,039)	$ (77,962)

See accompanying notes to the financial statements.

BALLROOM DANCE FITNESS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year ended December 31, 2012
Cash flows from operating activities:
Net Loss	$ (97,211)	$ (33,867)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	3,070	-
Stock issued for services	8,000	-
Accrued interest on stockholder loan	6,399	-
Changes in assets and liabilities:
Increase in accounts payable	12,040	150
Cash flows used in operations activities	(67,702)	(33,717)

Cash flows used in investing activities:
Payment of cash for acquisition	(25,000)	-
Cash flows used in investing activities:	(25,000)	-

Cash flows provided from financing activities:
Repayment of stockholder advances	(6,626)	-
Advances from stockholder	98,061	35,550
Cash flows provided from financing activities:	91,435	35,550

Net change in cash and cash equivalents	(1,267)	1,833

Cash and cash equivalents, beginning of period	1,932	99

Cash and cash equivalents, end of period	$ 665	$ 1,932

SUPPLEMNTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

SCHEDULE OF NONCASH INVESTING AND FINACNING ACTIVITY:
Settlement of stockholder debt with common stock	$ 61,211	$ -
Purchase of property and equipment by stockholder	$ 35,056	$ -
Issuance of common stock for acquisition	$ -	$ -
Contingent guaranty obligation	300,000	-
Assumption of amounts due to sellers	63,751	-
Allocation of purchase price to goodwill	(356,235)	-
Allocation of purchase price to property and equipment	(31,016)	-
Allocation of purchase price to security deposit	(1,500)	-
Cash paid for acquisition	$ (25,000)	$ -

See accompanying notes to the financial statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization

Ballroom Dance Fitness, Inc. was organized January 2, 2009 under the laws of the State of Florida. The Company has earned revenues from providing private dance lessons and fitness dance classes in South Florida and operates a ballroom dance venue in North Palm Beach, Florida. In October 2013, the Company acquired the assets of Plaza Ballroom and Event Centre. See Note 8.

Basis of Accounting

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.

As a result of the October 2013 acquisition, the Company is no longer considered to be a development stage Company.  As a result, the Company no longer discloses activities since the inception of the development stage.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates

Fair Value of Financial Instruments

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

Revenue recognition

The Company leases its studio to third parties, who collect and retain fees for events and lessons.  The Company recognizes revenues related to these arrangements during the period in which the events are held or lessons are given.  Ancillary revenues related to events, including food and beverage sales, are recognized during the period in which the events are held.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company had a loss of $97,211 for year ended December 31, 2013 and working capital deficit of $199,205 and accumulated deficit of $160,039 as of December 31, 2013.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1 registration statement, which was declared effective by the SEC on August 10, 2012.  These condition cause substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: DUE TO STOCKHOLDER

The Company has received advances from an officer and stockholder for working capital purposes.  These advances are due on demand. The Company had interest expense of $3,940 during the year ended December 31, 2013 from interest rate of 4% due on the loan. At December 31, 2013 and December 31, 2012, the amount due to the stockholder was $179,910 and $44,394, respectively.

In conjunction with the acquisition of the assets of Plaza Ballroom and Event Centre in October 2013, the Company assumed obligations totaling $63,751 to the sellers, who are now stockholders of the Company.  From October 2013 through December 31, 2013, certain of these advances were repaid with cash and the remaining balance totaling $61,211 was settled with the issuance of 204,036 shares of common stock. As of December 31, 2013, no amounts remain outstanding.

NOTE 4 -

PROPERTY AND EQUIPMENT

	Estimated Useful Lives
	(Years)	2013	2012
Furniture and Fixtures	5	$ 19,305	$ -0-
Machinery and Equipment	5	16,610	-0-
Leasehold Improvements	5	12,197	-0-
		$ 48,112	$ -0-
Less accumulated depreciation		(3,070)	( -0-)
		$ 45,042	$ -0-

Depreciation expense amounted to $3,070 for the year ended December 31, 2013.

NOTE 5:  INCOME TAXES

The components of the income tax provision (benefit) for the periods ended December 31, 2013 and December 31, 2012 were as follows:

Current:	2013	2012
Federal	$ -	$ -
State	-	-
Deferred:
Federal	(28,992)	(11,515)
State	(3,095)	(1,229)
Change in valuation allowance	32,087	12,744
	$ -	$ -

The income tax benefit for the periods ended December 31, 2013 and December 31, 2012 differed from the amount computed by applying the federal statutory rates to income before income taxes primarily due to permanent differences, state taxes and the change in the deferred tax asset valuation allowance as follows:

Income tax at statutory rate	34.00%
State income taxes, net of federal benefit	3.63%
Change in valuation allowance	(37.63)%
Total	- %

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	2013	2012
Operating loss carry forwards	$50,888	$ 18.801
Gross deferred taxes	50,888	18.801
Less: valuation allowance	(50,888)	(18.801)
Net deferred tax asset	$ -	$ -

As of December 31, 2013, the Company had approximately $135,233 of operating loss carry forwards available to offset future taxable income, beginning to expire in 2030.

NOTE 6: STOCKHOLDERS’ DEFICIENCY

During the year ended December 31, 2013, the Company issued 800,000 common shares for services and recorded compensation expense of $8,000, based on the value of services rendered.

During the year ended December 31, 2013, the Company issued 1,000,000 common shares for the Plaza acquisition (see Note 8). Pursuant to its agreement to acquire the assets of Plaza Ballroom and Event Centre, the Company agreed that if the seller is unable to realize an aggregate profit of $300,000 by June 18, 2014, from the sale of the common stock issued as consideration for the acquisition, the Company will issue shares to the sellers so that the aggregate market value of all shares issued as of June 18, 2014 is $300,000.  If the seller is unable to sell the aggregate number of shares by June 18, 2014, the Company agreed to pay the seller $300,000.  Because there is no active market for the Company’s common stock as of December 31, 2013, and the Company’s potential obligation is beyond its control, equity classification of the issuance of the shares is prohibited.  Accordingly, the Company has recorded $300,000 as contingent guaranty obligation on the accompanying balance sheet as of December 31, 2013.

During the year ended December 31, 2013, the Company issued 204,036 common shares for debt repayment to stockholders with a value of $61,211.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Plaza Lease Agreement

As a result of the October 2013 acquisition, the Company assumed a three-year lease for its dance facility. The lease requires monthly payments of $5,500 commencing on November 1, 2012 increasing by 5% on each anniversary date through October 2015. Future minimum rental payments under the lease are as follows:

Year Ending December 31,

2014

$  69,878

2015

    60,640

$130,518

Rent expense for the year ended December 31, 2013 including operating expenses charged by the landlord, totaled $22,672.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 8: Plaza Ballroom and Event Centre, LLC Acquisition

The Board of Directors of the Company authorized the execution of that certain asset purchase agreement dated October 18, 2013 (the "Asset Purchase Agreement") with Plaza Ballroom & Event Centre LLC, a Florida limited liability Company ("Plaza Ballroom"). In accordance with the terms and provisions of the Asset Purchase Agreement, the Company acquired certain assets from Plaza Ballroom including, but not limited to, a dance studio and associated lease, domain address and associated website and data base of approximately 1,100 customers (collectively, the "Assets"). In consideration for the purchase of the Assets by the Company, the Company paid aggregate consideration to Plaza Ballroom in the amount of $325,000 consisting of: (i) cash in the amount of $25,000 of which $5,000 was a non-refundable advance; and (ii) issuance in the name of Plaza Ballroom or its designee an aggregate of 1,000,000 shares of its restricted common stock.  In further accordance with further terms of the Asset Purchase Agreement, if on the date nine months (June 18, 2014) from the date of the Asset Purchase Agreement Plaza Ballroom is unable to sell the 1,000,000 shares of common stock on the open market to realize an aggregate gross profit of $300,000 because the Company's shares of common stock dropped below a per share price of $0.30, the Company shall further issue to Plaza Ballroom that number of shares of common stock based upon the trading price on June 18, 2014 to resolve the difference between the $300,000 and the amount received by Plaza Ballroom from the sale of the original 1,000,000 shares of common stock during the nine month period. In the event Plaza Ballroom cannot sell the new shares and the original 1,000,000 shares for $300,000, Plaza Ballroom will notify the Company and request cash payment aggregating $300,000 due thirty days from Plaza Ballroom's request. In the event the Company does not make the payment, the Asset Purchase Agreement will be rescinded and the business will be returned to Plaza Ballroom and Plaza Ballroom will return the 1,000,000 shares issued to it to the Company for cancellation.

The fair value of the acquired assets and liabilities, and the resulting amount of goodwill was determined as follows:

Consideration:
Contingent obligation related to issuance of common stock and cash	$ 325,000
Assumed obligations to stockholders	63,751
Total	388,751

Fair Value of Property and Equipment	(31,016)
Security deposits	(1,500)
Goodwill	$ 356,235

The following are pro form statements of operations for the years ended December 31, 2013 and 2012 as though the acquisition occurred at the beginning of each period presented:

Year Ended December 31, 2013
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$ 30,009	$ 69,335	$ 99,344
Cost of sales	(14,685)	(29,145)	(43,830)
Gross Profit	$ 15,324	$ 40,190	$ 55,514
Operating Expenses	(112,535)	(98,480)	(211,015)
Net loss	$ (97,211)	$ (58,290)	$ (155,501)

Year Ended December 31, 2012
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$ 13,859	$23,200	$37,059
Cost of sales	-	-	-
Gross Profit	$ 13,859	$ 23,200	$ 37,059
Operating Expenses	(47,726)	(31,088)	(78,814)
Net loss	$ (33,867)	(7,888)	(41,755)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures in connection with the preparation of this annual report, an evaluation was carried out by the Registrant's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant's management concluded, as of the end of the period covered by this report, that the Registrant's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. Management's Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant's internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

The Registrant's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment identified several control deficiencies which rise to the level of a material weaknesses in internal control over financial reporting. Accordingly management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management's report in this annual report.

Item 9B.  Other Information

None

 PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and titles of our executive officers and members of our board of directors as of the date of this Annual Report:

Name:	Age:	Position Held and Director Since:
William G. Forhan	69	Chief Executive Officer, Chief Financial Officer and Chairman since Inception (January 20, 2009) (Principal Executive Officer and Principal Financial/Accounting Officer)

Sean Forhan	39	Chief Operating Officer and Director since Inception (January 20, 2009)

Robert Kuechenberg	64	Director since January 2, 2010

Set forth below is certain information relating to the Company's directors and executive officers.

All directors of the Company serve 2 year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Members of the Board of Directors are elected for 2 year terms and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors annually to serve for one year terms and until their successors are duly elected and qualified.

Management's and Directors' Biographies

William  Forhan has been serving as the Company's CEO since its inception on January 20, 2009.

June 1, 2013 until current Mr. Forhan is serving as CEO of Medytox Solutions Inc an OTCBB public Company symbol “MMMS.”

July 1 2005 until June 1, 2013 Mr. Forhan was CEO of Casino Players Inc a public OTCBB Company with symbol “CSNO” a casino rep Company sending players  to 20 casinos in North America. The Company changed its business plan in June 2013 and entered the medical sector and changed its name to Medytox Solutions Inc.

 July 19, 2010 until January 11, 2013 Mr. Forhan was Founder, Chairman and CEO of National Asset Recovery Corp; completing a reverse merger with a public entity and trading as an OTCBB Company with the symbol "REPO." Mr. Forhan created the business from the first employee to over 25 staff focused as a Repo forwarding Company in the repo asset recovery industry.

July 1, 2008 until July 15, 2009  Mr. Forhan provided SEC compliance and consulting services to Next Interactive, Inc. an OTCBB Company, symbol “NXOI” specializing in  upscale international tours and cruise sailings primarily to the Caribbean  Forhan’s job was to help the Company complete a reverse merger with an OTCBB Company and complete two TV network acquisitions. The Company was successful in completing the reverse merger and both acquisitions in October 2008

From July 2002 until June 28, 2008, Mr. Forhan served as the Chief Executive Officer and Chairman of Invicta Group, Inc.  (OTCBB: IVIT).  Invicta Group, Inc. was an Internet Media Company that sold advertising online to travel suppliers (hotels, tourist boards, tour operators and Cruise Lines) that offer discounts to Invicta's travel enthusiast's email database of  10,000,000.

From June 1999 until January 2000, Mr. Forhan served as Co-Founder and  President of ByeByeNow.com, Inc. a South Florida Dot Com Company focusing as an Internet travel Company, plus the Company owned 150 full service travel agencies franchise locations, and  250 cruise only franchise agencies generating the industry’s largest cruise revenues exceeding $250,000,000 a year ; total annual revenues exceeding $500,000,000

From June 1997 through January 2000, Mr. Forhan served as Chairman CEO of Aviation Industries Corp. (OTCBB: AVIA), a publicly traded holding Company specializing in the travel industry, owning 15% ownership in Key Wee airlines operating seven 727 aircraft serving  Newark to Florida and Puerto Rico as a discount scheduled airline. The Company also owned several subsidiaries: a corporate travel Company, Business Travel of Atlanta; an airline gate in Gulfport, MS serving arrival and departure charter aircraft,; a new fleet of 4 luxury motor coaches that shuttled airport/hotel  arrival and departures to and from Gulf Port, MS plus tours to New Orleans.

From January 1994 to January 2000, he served as Chairman and Chief  Executive Officer of Casino Airlink  Inc. (OTCBB: POKR) a tour operator operating one Boeing 727 jet aircraft offering  casino  tours and gaming casino junkets for clients from Ft. Lauderdale, Orlando and St. Petersburg, Florida to Gulfport,  MS.

Sean Forhan has taught Ballroom dancing in Michigan and Florida for past 14 years and has participated in training at Zumba classes and became a certified Zumba instructor. He has expanded that experience and added his own fitness program to create Ballroom Dance Fitness. Sean’s dance experience includes teaching for the franchised dance studios of Fred Astaire and Arthur Murray along with teaching at independent dance studios. Sean has taught his Ballroom Dance Fitness classes at local community centers, gyms and the YMCA.

                                                                                                                                                                          The Company’s leader  has the passion for Dancing and Fitness, he has created a fitness routine that is “Fun Exercise” that can be transferred to the dance floor with endurance and a fit body

Bob Kuechenberg has been serving as a Director of Ballroom Dance Fitness, Inc. since January 2,  2010.  Bob is best known as a celebrity football player in Miami, FL. He played for the Miami Dolphins for 16 years as offensive guard and was an All Pro 7 times and played college football and graduated from Notre Dame. Mr. Kuechenberg has been involved in several entrepreneur ventures in a variety of businesses since retiring from professional football.  Since 2002, he has been the owner of a Construction Consulting Company located in Ft. Lauderdale, Florida. Bob has been a motivational speaker and radio talk show host and guest.

Family Relationships amongst Directors and Officers

There is a family relationship between the officers and directors: Sean Forhan COO  is the son of William Forhan CEO.

Involvement in Certain Legal Proceedings

None of the executive officers or directors of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subject to any order, judgment or decree of any court permanently or temporarily enjoying, barring, suspending or otherwise limiting his involvement in any type of transaction in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state or commodities law.

Information Concerning Director Non- Executive Officer

The Company has one Director that is not an officer of the Company, Robert Kuechenberg.  Mr. Kuechenberg serves as an independent Director.

Significant Employees

We have two significant employees: our executive officers William Forhan CEO and Sean Forhan COO.

Committees of the Board of Directors

Our compensation committee presently consists of 3  directors. Our board does not have auditing  governance, nominating, or executive committees or any other committees.

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

Item 11.  Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our executive officers for 2012 and 2013.  The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and	Year
Principal	Ended				Stock	Option	Incentive	Deferred	All Other
Position	Dec. 31,	Salary		Bonus	Awards	Awards	Plan Comp.	Comp.	Comp.	Total

William Forhan, CEO,	2013	$ -	(1)	$ -	$ -	$ -	$ -	$ -	$ -	$ -	(1)
CFO and Chairman	2012	$ -		$ -	$ -	$ -	$ -	$ -	$ -	$ -
(Principal Executive and Financial and Accounting Officer)

Sean, Forhan	2013	$ -		$ -	$ -	$ -	$ -	$ -	$ -	$ -	(1)
COO and Director	2012	$ -		$ -	$ -	$ -	$ -	$ -	$ -	$ -

(1) Unpaid from inception

Employment Agreements:

William G. Forhan and Sean Forhan

Ballroom Dance Fitness Inc. has employment agreements, dated January 20, 2009 for both Mr. William Forhan and Sean Forhan with Ballroom Dance Fitness Inc. The Agreements are the same for both Officers: the term of the employment agreement are five years from starting date (starting date when Company can afford to pay both Officers). Salary for each will be $72,000 per year and $600 monthly car allowance

The  Forhan’s have not received any salary payments since inception.

Director Compensation

The Company outside director were paid 50,000 shares for the year ended December 31, 2013, plus the Company pays directors' travel expenses for attending four Board meetings a year;  no director expenses were incurred to date.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optioned, if applicable.

Name of Beneficial Owner	Address	No. of Shares of Common Stock Owned	Percentage of Ownership (1)

William G. Forhan,		2,000,000	15%
CEO, CFO and Chairman	1150 Hillsboro.
	Suite 1004
	Hillsboro Beach, FL 33062

Sean Forhan		6,000,000	46%
COO and Director	1150 Hillsboro
	Suite 1004
	Hillsboro Beach, FL 33062

Clark Forhan CMO	c/o Medytox Solutions, Inc.	850,000	7.6%
	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401
Bob Kuechenberg Director	1150 Hillsboro Suite 1004 Hillsboro Beach, FL 33062

		50,250	0.4%
All Officers and Directors as a group		8,900,250	69.0%

There have been no promoters involved with the Company.

The Company has received $179,910 from William Forhan, the Company's Chief Executive Officer, Chief Financial Officer and Chairman, over the past three years. The loans have been used for operating expenses. The loans are 10% interest bearing and are due on demand. To date, none of the notes have been repaid.

Director Independence

One of our directors is deemed to be independent, Bob Kuechenberg, Mr. William Forhan and Mr. Sean Forhan are not deemed to be independent.

Item 14.  Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by D. Brooks and Associates CPAs, P.A. the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended December 31,
2013	$10,500
2012	9,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Fiscal Year Ended December 31,
2013	$4,500
2012	$ -0-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

Fiscal Year Ended December 31,
2013	$-0-
2012	$-0-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2),  was:

Fiscal Year Ended December 31,
2013	$-0-
2012	$-0-

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit

Description

3.1	Articles of Incorporation, as amended, of Ballroom Dance Fitness Inc.
3.2	State of Florida Certified Articles of Incorporation, Ballroom Dance Fitness Inc. January 2, 2009 (incorporated by reference to Exhibit 3.2 to the Company's S-1 filed on June 2, 2010).
3.3	Corporate Bylaws, Ballroom Dance Fitness Inc. dated February 22, 2010 (incorporated by reference to Exhibit 3.3 to the Company's S-1 filed on June 2, 2010).
10.1	Employment Agreement, dated June 1, 2010 between Ballroom Dance Fitness Inc. and William Forhan (incorporated by reference to Exhibit 10.1 to the Company's S-1.
10.1.1	Employment Agreement, dated June 1, 2010, between Ballroom Dance Fitness, Inc. and Sean Forhan (incorporated by reference to Exhibit 10.11 to the Company's S-1
31.1	Certification of the Registrant's Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ballroom Dance Fitness Inc.

By:    /s/ William G. Forhan

William G. Forhan

Chief Executive Officer, Chief

Financial Officer and Chairman

(Principal Executive Officer)

(Principal Financial and Accounting Officer)

Date: April 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William G. Forhan William G. Forhan	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer) Principal Financial and Accounting Officer)	April 7, 2014
/s/ Sean Forhan Sean Forhan	COO and Director	April 7, 2014
/s/ Robert Kuechenberg Robert Kuechenberg	Director	April 7, 2014