Form 10-Q
period 2014-03-31
BALLROOM DANCE FITNESS, INC.
filed 2014-05-12
CIK 1493109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-167249

BALLROOM DANCE FITNESS, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other Jurisdiction of Incorporation or Organization)	26-3994216 (I.R.S. Employer Identification No.)
111 U.S. Highway One North Palm Beach, Florida	33408
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (954) 684-8288

1150 Hillsboro Mile, St 1004

Hillsboro Beach, FL. 33062

(Former name, former address and former

Fiscal quarter, if changed since last report)

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

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of May 12, 2014, there were 13,242,786 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$ 1,061	$ 665
TOTAL CURRENT ASSETS:	1,061	665
PROPERTY AND EQUIPMENT - NET	50,132	45,042

OTHER ASSETS
Security Deposit	3,450	1,500
Website Development	7,631	5,866
Music Rights	18,630	12,600
License Agreement	20,000	-
Goodwill	356,235	356,235
TOTAL ASSETS	$ 457,139	$ 421,908

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES:
Accounts Payable	$ 9,049	$ 19,960
Due to Stockholders	281,854	179,910
TOTAL CURRENT LIABILITIES:	290,903	199,870

COMMITMENTS AND CONTINGENCIES
Contingent Guaranty Obligation	-	300,000
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,242,786 and 13,117,786shares outstanding at March 31, 2014 and December 31, 2013, respectively	1,324	1,311
Additional Paid in Capital	405,753	80,766
Deferred Compensation	(23,000)
Accumulated Deficit	(217,841)	(160,039)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	166,236	(77,962)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 457,139	$ 421,908
See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2014	2013

Revenue	$ 40,122	$ -
Cost of Sales	(23,230)	-

Gross Profit	16,892	-

Expenses:
Rent	20,670	-
Personnel Costs	3,132	2,850
Professional Fees	20,100	-
Interest Expense	4,165
Other General and Administrative Expenses	26,627	3,591
Total Expenses	74,694	6,441
Net Loss	$ (57,802)	$ (6,441)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)

Weighted average common shares outstanding	13,230,286	11,113,750

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.
STATEMENT OF STOCKHOLDERS EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total

Balance December 31, 2012	11,113,750	1,111	11,755	-	(62,828)	(49,962)

Stock Issued for Services	800,000	80	7,920		-	8,000
Stock Issued for Acquisition	1,000,000	100	(100)		-	-
Stock Issued for Debt Repayment	204,036	20	61,191		-	61,211

Net loss	-	-	-		(97,211)	$ (97,211)

Balance December 31, 2013	13,117,786	$ 1,311	$ 80,766	$ -	$ (160,039)	$ (77,962)
Release of Guaranty Obligation for Acquisition			300,000			300,000
Stock Issued for Prepaid Services	125,000	13	24,987	(23,000)	-	2,000
Net loss	-	-	-		(57,802)	$ (57,802)

Balance March 31, 2014	13,242,786	$ 1,324	$ 405,753	$ (23,000)	$ (217,841)	$ 166,236

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net Loss	$ (57,802)	$ (6,441)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	4,000	-
Stock based compensation	2,000	-
Changes in assets and liabilities:
Decrease in accounts payable	(10,911)	(3,500)
Cash flows used in operations activities	(62,713)	(9,941)

Cash flows used in investing activities:
Purchase of Fixed Assets	(16,885)	-
Payment of security deposit	(1,950)	-
Payment of cash for intangible asset-license	(20,000)	-
Cash flows used in investing activities:	(38,835)	-

Cash flows provided from financing activities:
Advances from stockholder	101,944	11,900
Cash flows provided from financing activities:	101,944	11,900

Net change in cash and cash equivalents	396	1,959

Cash and cash equivalents, beginning of period	665	1,932

Cash and cash equivalents, end of period	$ 1,061	$ 3,891

SUPPLEMNTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

SCHEDULE OF NONCASH INVESTMENT ACTIVITY:
Reclassification of contingent guaranty	$ 300,000	$ -

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2014

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

The Company has created a wholly owned subsidiary, Palm Beach Dance Challenge, LLC under the laws of the state of Florida; for the purpose to market dance competitions in Palm Beach, Florida.

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 9, 2014.  Interim results of operations for the three months ended March 31, 2014 are not necessarily indicative of future results for the full year.

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.

As a result of the October 2013 acquisition, the Company is no longer considered to be a development stage Company.  As a result, the Company no longer discloses activities since the inception of the development stage.

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

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

Intangible Assets

Intangible assets, which are composed music rights, rights to dance competitions, and goodwill are considered intangible assets with infinite lives, which are not amortized but are reviewed for impairment at least annually. All intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.  No impairment loss has been recognized during the three months ended March 31, 2014.

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

Income taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from quarter to quarter. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company had a loss of $57,802 for quarter ended March 31, 2014 and working capital deficit of $289,842 and accumulated deficit of $217,841 as of March 31, 2014.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1 registration statement, which was declared effective by the SEC on August 10, 2012.  These conditions cause substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: DUE TO STOCKHOLDER

The Company has received advances from an officer and stockholder for working capital purposes.  These advances are due on demand and accrue interest at an annual rate of 4%. Interest expense totaled $4,164 for the three months ended March 31, 2014. At March 31, 2014 and December 31, 2013, the amount due to the stockholder was $281,854 and $179,910, respectively.

NOTE 4 -

PROPERTY AND EQUIPMENT

	Estimated Useful Lives
	(Quarters)	March 31, 2014	December 31, 2013
Furniture and Fixtures	5	$ 19,434	$ 19,305
Machinery and Equipment	5	25,571	16,610
Leasehold Improvements	5	12,197	12,197
		$ 57,202	$ 48,112
Less accumulated depreciation		(7,070)	(3,070)
		$ 50,132	$ 45,042

Depreciation expense amounted to $4,000 and $-0- for the quarters ended March 31, 2014 and March 31, 2013, respectively.

NOTE 5:  INCOME TAXES

As of March 31, 2014, the Company had approximately $225,000 of operating loss carry forwards available to offset future taxable income, beginning to expire in 2030.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIENCY)

During the previous quarter ended December 31, 2013, the Company issued 1,000,000 common shares for the Plaza acquisition (see Note 8). Pursuant to its agreement to acquire the assets of Plaza Ballroom and Event Centre, the Company agreed that if the seller was unable to realize an aggregate profit of $300,000 by June 18, 2014, from the sale of the common stock issued as consideration for the acquisition, the Company will issue shares to the sellers so that the aggregate market value of all shares issued as of June 18, 2014 is $300,000.  If the seller was unable to sell the aggregate number of shares by June 18, 2014, the Company agreed to pay the seller $300,000.  Because there is no active market for the Company’s common stock, and the Company’s potential obligation is beyond its control, equity classification of the issuance of the shares was prohibited.  Accordingly, the Company recorded $300,000 as contingent guaranty obligation on the accompanying balance sheet as of December 31, 2013.

During the quarter ended March 31, 2014, the acquisition agreement was amended, relieving the Company of any potential obligations related to the realization of proceeds from the sale of the common stock issued as consideration for the acquisition.  Accordingly, the Company reclassed the $300,000 potential obligation as of December 31, 2013, to additional paid in capital.

On January 9, 2014 the Board of Directors approved issuing stock as prepayment for legal services to Corporate counsel for $25,000 of services; stock valued at $.20 a share based on the value of services to be provided. The Company recorded the fair value of $25,000 as deferred compensation to be expensed as services are provided, $2,000 was applied to accounts payable that was due as of December 31, 2013. Total shares issued were 125,000 shares.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Plaza Lease Agreement

As a result of the October 2013 acquisition, the Company assumed a lease for its dance facility. The lease requires monthly payments of $5,500 commencing on November 1, 2012 increasing by 5% on each anniversary date through October 2015. Future minimum rental payments under the lease are as follows:

Twelve Months Ending March 31,

2015

$  60,640

2016

    49,878

$110,518

Rent expense for the quarter ended March 31, 2014 including operating expenses charged by the landlord, totaled $20,670.

Employment Agreements

Effective January 1, 2009, the Company entered into employment agreements with both Mr. William Forhan and Mr. Sean Forhan.  The agreements are the same for both officers and are for a term of four quarters and shall automatically renew for one-quarter terms thereafter unless terminated by either party at least 90 days prior to the next term.  Under the agreements, each employee shall receive a base salary of $72,000 per quarter and an annual bonus of 10% of EBITDA, but no wages shall be accrued until such time the Company has adequate cash flow.  The Officers shall also receive car allowance of $600 per month.  The employment agreements provide for health and life insurance and four weeks paid vacation.  Since inception, no amounts have been paid or accrued under the aforementioned employment agreements.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 8: Plaza Ballroom and Event Centre, LLC Acquisition

The Board of Directors of the Company authorized the execution of that certain asset purchase agreement dated October 18, 2013 (the "Asset Purchase Agreement") with Plaza Ballroom & Event Centre LLC, a Florida limited liability Company ("Plaza Ballroom"). In accordance with the terms and provisions of the Asset Purchase Agreement, the Company acquired certain assets from Plaza Ballroom including, but not limited to, a dance studio and associated lease, domain address and associated website and data base of approximately 1,100 customers (collectively, the "Assets"). In consideration for the purchase of the Assets by the Company, the Company paid aggregate consideration to Plaza Ballroom in the amount of $325,000 consisting of: (i) cash in the amount of $25,000 of which $5,000 was a non-refundable advance; and (ii) issuance in the name of Plaza Ballroom or its designee an aggregate of 1,000,000 shares of its restricted common stock.  In further accordance with further terms of the Asset Purchase Agreement, if on the date nine months (June 18, 2014) from the date of the Asset Purchase Agreement Plaza Ballroom was unable to sell the 1,000,000 shares of common stock on the open market to realize an aggregate gross profit of $300,000 because the Company's shares of common stock dropped below a per share price of $0.30, the Company was to further issue to Plaza Ballroom that number of shares of common stock based upon the trading price on June 18, 2014 to resolve the difference between the $300,000 and the amount received by Plaza Ballroom from the sale of the original 1,000,000 shares of common stock during the nine month period. In the event Plaza Ballroom was not able to sell the new shares and the original 1,000,000 shares for $300,000, Plaza Ballroom will notify the Company and request cash payment aggregating $300,000 due thirty days from Plaza Ballroom's request. During the quarter ended March 31, 2014, the acquisition agreement was amended, relieving the Company of any potential obligations related to the realization of proceeds from the sale of the common stock issued as consideration for the acquisition.

The fair value of the acquired assets and liabilities, and the resulting amount of goodwill was determined as follows:

Consideration:
Contingent obligation related to issuance of common stock and cash	$ 325,000
Assumed obligations to stockholders	63,751
Total	388,751

Fair Value of Property and Equipment	(31,016)
Security deposits	(1,500)
Goodwill	$ 356,235

The following are pro form statements of operations for the quarter ended March 31, 2013 as though the acquisition occurred at the beginning of each period presented:

Quarter Ended March 31, 2013
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$ -0-	$ 23,112	$ 23,112
Cost of sales	-0-	(9,715)	(9,715)
Gross Profit	$ -0-	$ 13,397	$ 13,397
Operating Expenses	(6,441)	(32,827)	(39,268)
Net loss	$ (6,441)	$ (19,430)	$ (25,871)

NOTE 9: Subsequent Events

Effective April 22, 2014, the Company purchased a license for Ballroom Dance Contests sanctioned by The National Dance Council of America for cash consideration of $20,000, which was paid in March 2014. The license is for two annual competitions in the county of Palm Beach, Florida. The license does not expire and can be upgraded to a two day competition after two years of competition. The competition dates are scheduled by the National Dance Council of America: the third Saturday in September and the third Saturday in January, of every year.

The Company has created a wholly owned subsidiary, Palm Beach Dance Challenge, LLC under the laws of the state of Florida; for the purpose to market the Competitions.

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

Overview

General: Ballroom Dance Fitness, Inc. was incorporated in the State of Florida on January 2, 2009. We filed a registration statement on Form S-1 with the Securities and Exchange Commission. The Securities and Exchange Commission declared our registration statement effective on August 10, 2012. We obtained a trading symbol and commenced trading on the OTC Markets QB of our shares of common stock on April 22, 2014 .

The Company is competing in the weight loss and ballroom dance business and operates a dance study for lessons and competition in Palm Beach, Florida. Ballroom Dance Fitness, Inc. was organized January 2, 2009 under the laws of the State of Florida.  The Company creates fitness videos and DVD’s that promote “Fun Exercise” to the Ballroom Dance and fitness enthusiasts.

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

The Company provides fun exercise that teaches the exerciser how to dance while losing weight. The Company provides a training DVD that includes six dances that are learned from repetitive steps, providing fun exercise and cardio workout at the convenience of the exerciser, from their home.

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

Ballroom Dance Lessons and  Plaza Events: The Company on October 18, 2013 purchased the assets of Plaza Ballroom & Event Centre, LLC. In accordance with the terms and provisions of the Asset Purchase Agreement, the Company purchased certain assets to including, but not limited to, a dance studio and associated lease, domain address and associated website and data base of approximately 1,100 customers.

Through it’s acquisition of the assets of Plaza Centre and Events the Company is engaged in the business of providing ballroom dance lessons and hosting events in its leased facility, located in North Palm Beach, Florida.

Dance Competition:  In April 2014, Ballroom Dance Fitness Inc. announces the purchase of a license for Ballroom Dance Contests sanctioned by The National Dance Council of America. The license is for two annual competitions in the county of Palm Beach, Florida. The license does not expire and can be upgraded to a two day competition after two years of competition. The competition dates are scheduled by the National Dance Council of America: the third Saturday in September and the third Saturday in January, of every year.

The Company has created a wholly owned subsidiary, Palm Beach Dance Challenge, LLC under the laws of the state of Florida; for the purpose to market the Competitions. The competition dates are September 20, 2014 and January 24, 2015, hosted in Palm Beach Gardens, Florida. The competition will include over 100 professional dancers (Teachers) and students; competing in over 1,000 dances, judged by 5 professional instructors.

Results of Operations:

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013

Revenues

Revenues for the three months ended March 31, 2014 were $40,122 and revenues in the three months ended March 31, 2013 were $-0-. Revenues in 2014 were primarily due to Plaza Events sales from dance lessons and event rentals.

Operating Expenses

Operating expenses for the quarter ended March 31, 2014 were $74,694 as compared to $6,441 for the quarter ended March 31, 2013. The increase in expenses during 2014 are due to rent expense of $20,670 and personnel wages and other expenses of $26,627 related to the Plaza operations. In addition there was $20,100 of professional fees for the quarter and other fees to the auditor and consultants.

Net Loss

Net loss for the quarter ended March 31, 2014 was $57,802 compared to a net loss of $6,441 for the quarter ended March 31, 2013. The net loss for 2014 is after increased expenses in video production and fees for labor and expenses related to the Plaza operations.

Liquidity and Capital Resources

The Company realized cash used in operations of $62,713 for quarter ended March 31, 2014 as compared to $9,941 used in quarter ended March 31, 2013. Increase cash used is mainly a result of higher net loss for the quarter.

During the quarter ended March 31, 2014 the Company was provided cash from financing activities of $101,944 as compared to $11,900 provided for quarter ended March 31, 2013. The increase was primarily  a result of addition advances from stockholder for the quarter.

Assets

At December 31, 2013, we had total assets of $421,908 compared to $457,139 at March 31, 2014. Increase in total assets at March 31, 2014 was mainly to the purchase of license for dance competition of $20,000 and purchase of fixed assets for the Plaza Events location.

Liabilities

Our total liabilities were $199,870 at December 31, 2013, compared to $290,903 at March 31, 2014. The increase from 2013 to 2014 was primarily due to a $102,000 increase of loans from stockholder.

At March 31, 2014, the stockholder was owed $281,854.

Total Stockholders' Equity

Our stockholders' deficit was $77,962 at December 31, 2013, compared to equity of  $166,236 at March 31, 2014. The increase from 2013 to 2014 was mainly due to the reclassification of the $300,000 contingent obligation upon the waiver of the guaranty related to the October 2013 acquisition.  The reclassication was offset by the additional loss in the quarter.

Our auditors in 2013 expressed doubt about our ability to continue as a going concern. Due to the low revenues the Company in 2014 have expressed a similar concern. At March 31, 2014, the Company had negative working capital and a stockholder deficit.

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

With respect to the period ending March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

January 9, 2014 the Board approved issuing 125,000 shares for $25,000 fees to its attorney for future services.

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

Ballroom Dance Fitness Inc.

Date: May 12, 2014	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)