Form 10-Q
period 2014-06-30
BALLROOM DANCE FITNESS, INC.
filed 2014-08-13
CIK 1493109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of August 14, 2014, there were 15,792,786 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$ 31,361	$ 665
TOTAL CURRENT ASSETS	31,361	665

PROPERTY AND EQUIPMENT - NET	89,882	45,042

OTHER ASSETS:
Due from Related Parties	495	-
Security Deposit	4,750	1,500
Website Development	9,841	5,866
Music Rights	18,630	12,600
License Agreement	20,000	-
Goodwill	356,235	356,235
TOTAL ASSETS	$ 531,194	$ 421,908
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES:
Accounts Payable	$ 4,005	$ 19,960
Due to Stockholders	401,717	179,910
TOTAL CURRENT LIABILITIES:	405,722	199,870

COMMITMENTS AND CONTINGENCIES
Contingent Guaranty Obligation	-	300,000
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,292,786 and 13,117,786 shares outstanding at June 30, 2014 and December 31, 2013, respectively	1,329	1,311
Additional Paid in Capital	415,748	80,766
Deferred Compensation	(23,000)	-
Accumulated Deficit	(268,605)	(160,039)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	125,472	(77,962)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 531,194	$ 421,908

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	$ 36,571	$ 3,320	$ 76,693	$ 3,320
Cost of Sales	(14,937)	-	(38,167)	(500)

Gross Profit	21,634	3,320	38,526	2,820

Expenses:
Rent	20,670	-	41,340	-
Personnel Costs	4,997	13,318	8,129	15,826
Professional Fees	10,225	-	30,325	-
Interest Expense	4,165	-	8,330	-
Other General and Administrative Expenses	32,341	12,994	58,968	16,426
Total Expenses	72,398	26,312	147,092	32,252
Net Loss	$ (50,764)	$ (22,992)	$ (108,566)	$ (29,432)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding	13,292,786	11,300,417	13,261,709	11,207,083

See accompanying notes to the condensed consolidated financial statements. 5

BALLROOM DANCE FITNESS, INC.
STATEMENT OF STOCKHOLDERS EQUITY
(UNAUDITED)

	Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Paid -In Capital	Compensation	Deficit	Total

Balance December 31, 2012	11,113,750	$ 1,111	$ 11,755	$ -	$ (62,828)	$ (49,962)

Stock Issued for Services	800,000	80	7,920	-	-	8,000
Stock Issued for Acquisition	1,000,000	100	(100)	-	-	-
Stock Issued for Debt Repayment	204,036	20	61,191	-	-	61,211

Net loss	-	-	-	$ -	(97,211)	(97,211)

Balance December 31, 2013	13,117,786	1,311	80,766	-	(160,039)	(77,962)
Release of Guaranty Obligation for Acquisition	-	-	300,000	-	-	300,000
Stock Issued in Settlement for Shareholder Advances	50,000	5	9,995	-	-	10,000
Stock Issued for Prepaid Services	125,000	13	24,987	(23,000)	-	2,000
Net loss	-	-	-	-	(108,566)	(108,566)

Balance June 30, 2014	13,292,786	$ 1,329	$ 415,748	$ (23,000)	$ (268,605)	$ 125,472

See accompanying notes to the condensed consolidated financial statements. 6

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net Loss	$ (108,566)	$ (29,432)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	6,389	-
Stock based compensation	2,000	8,000
Changes in assets and liabilities:
Increase in due from related party	(495)
Decrease in accounts payable	(15,955)	(2,000)
Cash flows used in operations activities	(116,627)	(23,432)

Cash flows used in investing activities:
Purchase of Fixed Assets	(61,234)	-
Payment of security deposit	(3,250)	-
Payment of cash for intangible asset-license	(20,000)	-
Cash flows used in investing activities:	(84,484)	-

Cash flows provided from financing activities:
Advances from stockholder	231,807	29,894
Cash flows provided from financing activities:	231,807	29,894

Net change in cash and cash equivalents	30,696	6,462

Cash and cash equivalents, beginning of period	665	1,932

Cash and cash equivalents, end of period	$ 31,361	$ 8,394

SUPPLEMNTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

SCHEDULE OF NONCASH INVESTMENT ACTIVITY:
Issuance of common stock in settlement of stockholder advances	$ 10,000	$ -
Reclassification of contingent guaranty	$ 300,000	$ -

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2014

(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization

Ballroom Dance Fitness, Inc. was organized January 2, 2009 under the laws of the State of Florida. The Company has earned revenues from providing private dance lessons and fitness dance classes in South Florida and operates a ballroom dance venue in North Palm Beach, Florida. In October 2013, the Company acquired the assets of Plaza Ballroom and Event Centre and on April 18, 2014, acquired a license from the National Dance Council of America to operate ballroom dance competitions in the county of Palm Beach, Florida.

The Company has created two wholly owned subsidiaries: Palm Beach Dance Challenge, LLC under the laws of the state of Florida; for the purpose to market dance competitions in Palm Beach, Florida and Plaza Ballroom  & Event Centre, LLC.

Basis of Accounting

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 9, 2014.  Interim results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of future results for the full year.

As a result of the October 2013 acquisition and the April 2014 acquisition the Company is no longer considered to be a development stage company.  As a result, the Company no longer discloses activities since the inception of the development stage.

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

Intangible Assets

Intangible assets, which are composed music rights, rights to dance competitions, and goodwill are considered intangible assets with infinite lives, which are not amortized but are reviewed for impairment at least annually. All intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.  No impairment loss has been recognized during the three and six months ended June 30, 2014.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company had a loss of $108,566 for the six months ended June 30, 2014 and working capital deficit of $374,361 and accumulated deficit of $268,605 as of June 30, 2014.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1 registration statement, which was declared effective by the SEC on August 10, 2012.  These conditions cause substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: DUE TO STOCKHOLDER

The Company has received advances from an officer and stockholder for working capital purposes.  These advances are due on demand and accrue interest at an annual rate of 4%.  Interest expense totaled $8,330 for the six months ended June 30, 2014. At June 30, 2014 and December 31, 2013, the amount due to the stockholder was $401,717 and $179,910, respectively.

NOTE 4:  PROPERTY AND EQUIPMENT

	Estimated Useful Lives
	(Quarters)	June 30, 2014	December 31, 2013
Furniture and Fixtures	5	$ 25,682	$ 19,305
Machinery and Equipment	5	61,463	16,610
Leasehold Improvements	5	12,197	12,197
		$ 99,342	$ 48,112
Less accumulated depreciation		(9,460)	(3,070)
		$ 89,882	$ 45,042

Depreciation expense amounted to $6,389 and $-0- for the six months ended June 30, 2014 and June 30, 2013, respectively.

NOTE 5:  INCOME TAXES

As of June 30, 2014, the Company had approximately $245,000 of operating loss carry forwards available to offset future taxable income, beginning to expire in 2030.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIENCY)

During the previous year ended December 31, 2013, the Company issued 1,000,000 common shares for the Plaza acquisition. Pursuant to its agreement to acquire the assets of Plaza Ballroom & Event Centre, the Company agreed that if the seller was unable to realize an aggregate profit of $300,000 by June 18, 2014, from the sale of the common stock issued as consideration for the acquisition, the Company will issue shares to the sellers so that the aggregate market value of all shares issued as of June 18, 2014 is $300,000.  If the seller was unable to sell the aggregate number of shares by June 18, 2014, the Company agreed to pay the seller $300,000.  Because there is no active market for the Company’s common stock, and the Company’s potential obligation is beyond its control, equity classification of the issuance of the shares was prohibited.  Accordingly, the Company recorded $300,000 as contingent guaranty obligation on the accompanying consolidated balance sheet as of December 31, 2013.

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

On May 15, 2014 shareholder William Forhan agreed to reduce shareholder debt by $10,000 for 50,000 shares of common stock valued at $.20 a share.

On June 25, 2014 shareholder William Forhan agreed to reduce shareholder debt by $50,000 for 2,500,000 shares valued at $.02 a share. The shares were not issued as of the quarter ended June 30, 2014 and such amount remains in due to stockholder as of June 30, 2014.

In April 2014, a stockholder agreed to reduce stockholder debt by $11,900 for 59,500 shares of common stock. The shares had not been issued as of June 30, 2014 and such amount remains in due to stockholder as of June 30, 2014.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Plaza Lease Agreement

As a result of the October 2013 acquisition, the Company assumed a lease for its dance facility. The lease requires monthly payments of $5,500 commencing on November 1, 2012 increasing by 5% on each anniversary date through October 2015. Future minimum rental payments under the lease are as follows:

2014

$  44,140

2015

    49,878

$  94,018

Rent expense for the six months ended June 30, 2014 including operating expenses charged by the landlord, totaled $41,340.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

Through its acquisition of the assets of Plaza Centre and Events the Company is engaged in the business of providing ballroom dance lessons and hosting events in its leased facility, located in North Palm Beach, Florida.

Dance Competition: On April 2014, Ballroom Dance Fitness Inc. announced the purchase of a license for Ballroom Dance Contests sanctioned by The National Dance Council of America. The license is for two annual competitions in the county of Palm Beach, Florida. The license does not expire and can be upgraded to a two day competition after two years of competition. The competition dates are scheduled by the National Dance Council of America: the third Saturday in September and the third Saturday in January, of every year.

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

Three Month Period Ended June 30, 2014 Compared to Three Month Period Ended June 30, 2013

Revenues

Revenues for the three months ended June 30, 2014 were $36,571 and revenues for the three months ended June 30, 2013 were $3,320. Revenues in 2014 were primarily due to Plaza Events sales from dance lessons and event rentals.

Operating Expenses

Operating expenses for the quarter ended June 30, 2014 were $72,398 as compared to $26,312 for the quarter ended June 30, 2013. The increases in expenses during 2014 are due to rent expense of $20,670 and $10,255 of professional fees for the quarter and other fees to the auditor and consultants.

Net Loss

Net loss for the quarter ended June 30, 2014 was $50,764 compared to a net loss of $22,992 for the quarter ended June 30, 2013. The net loss for 2014 is after increased expenses in video production and fees for labor and expenses related to the Plaza operations.

Six Month Period Ended June 30, 2014 Compared to Six Month Period Ended June 30, 2013

Revenues

Revenues for the six months ended June 30, 2014 were $76,693 and revenues in the six months ended June 30, 2013 were $3,320 Revenues in 2014 were primarily due to Plaza Events sales from dance lessons and event rentals.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 were $147,092 as compared to $32,252 for the six months ended June 30, 2013. The increase in expenses during 2014 are due to rent expense of $41,340 and $30,325 of professional fees for the six months and other fees to the auditor and consultants.

Net Loss

Net loss for the six months ended June 30, 2014 was $108,566 compared to a net loss of $29,432 for the quarter ended June 30, 2013. The net loss for 2014 is after increased expenses in video production and fees for labor and expenses related to the Plaza operations.

Liquidity and Capital Resources

The Company realized cash used in operations of $116,627 for six months ended June 30, 2014 as compared to $23,432 used in six months ended June 30, 2013. Increase cash used is mainly a result of higher net loss for the quarter and a decrease in accounts payable of $15,955, offset by non-cash expenses for depreciation and stock compensation.

During the six months ended June 30, 2014 the Company used cash flow from investing activities of $84,484 and compared to -0- for the six months ended June 30, 2013. The decrease was primarily due to purchased of fixed assets of $61,234 and purchase of the license for the dance competition of $20,000.

During the six months ended June 30, 2014 the Company was provided cash from financing activities of $231,807 as compared to $29,894 provided for six months ended June 30, 2013. The increase was primarily  a result of additional advances from  a stockholder.

Assets

At December 31, 2013, we had total assets of $421,908 compared to $531,194 at June 30, 2014. Increase in total assets at June 30, 2014 was mainly to the purchase of license for dance competition of $20,000 and purchase of fixed assets for the Plaza Events location.

Liabilities

Our total liabilities were $199,870 at December 31, 2013, compared to $405,722 at June 30, 2014. The increase from 2013 to 2014 was primarily due to a $181,000 increase of loans from shareholder.

At June 30, 2014, management was owed $401,717.

Total Stockholders' Equity

Our stockholders' deficit was $77,962 at December 31, 2013, compared to equity of  $125,472 at June 30, 2014. The increase from 2013 to 2014 was mainly due to the reclassification of the $300,000 contingent obligation upon the waiver of the guaranty related to the October 2013 acquisition.  The reclassification was offset by the additional losses.

Our auditors in 2013 expressed doubt about our ability to continue as a going concern. At June 30, 2014, the Company had negative working capital and a stockholder deficit.

On August 10, 2012, our Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the SEC.  In the Registration Statement, we authorized  6,000,000 shares of common stock to be sold by Company at a price of $0.20 per share.  We have not sold any shares to investors.

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

With respect to the period ending June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

June 25, 2014 the Board approved 2,500,000 shares issued for removable of $50,000 shareholder debt.

July 10, 2014 the Board approved 59,500 shares issued for $11,900 shareholder debt, not issued July 7, 2014

May 15, 2014 the Board approved 50,000 shares issued for removable of $10,000 shareholder debt.

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

Ballroom Dance Fitness Inc.

Date: August 13, 2014	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)