Form 10-Q
period 2014-09-30
BALLROOM DANCE FITNESS, INC.
filed 2014-11-14
CIK 1493109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of November 12, 2014, there were 16,352,286 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$ 11,887	$ 665
TOTAL CURRENT ASSETS	11,887	665

PROPERTY AND EQUIPMENT - NET	101,523	45,042

OTHER ASSETS:
Due from Related Parties	2,095	-
Security Deposit	21,470	1,500
Prepaid Expenses	17,820
Website Development	11,216	5,866
Video Production	52,417	12,600
License Agreement	20,000	-
Goodwill	356,235	356,235
TOTAL ASSETS	$ 594,663	$ 421,908

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES:
Accounts Payable	$ 1,925	$ 19,960
Due to Stockholders	527,251	179,910
TOTAL CURRENT LIABILITIES:	529,176	199,870

COMMITMENTS AND CONTINGENCIES
Contingent Guaranty Obligation	-	300,000
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.0001 par value; 100,000,000 shares authorized; 16,352,286 and 13,117,786 shares outstanding at September 30, 2014 and December 31, 2013, respectively	1,635	1,311
Additional Paid in Capital	478,342	80,766
Deferred Compensation	(23,000)	-
Accumulated Deficit	(391,490)	(160,039)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	65,487	(77,962)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 594,663	$ 421,908

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue	$ 34,013	$ 1,650	$ 110,706	$ 4,970
Cost of Sales	(27,799)	(4,200)	(27,800)	(4,700)

Gross Profit	6,214	(2,550)	82,906	270

Expenses:
Rent	37,670	-	79,010	-
Personnel Costs	23,483	8,352	31,612	24,178
Professional Fees	60,971	-	91,296	-
Other General and Administrative Expenses	15,305	6,567	112,439	22,993
Total Expenses	137,429	14,919	314,357	47,171
Net Loss	$ (131,215)	$ (17,469)	$ (231,451)	$ (46,901)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding	13,891,237	11,913,750	13,524,467	11,113,750

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.
STATEMENT OF STOCKHOLDERS EQUITY
(UNAUDITED)

	Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Paid -In Capital	Compensation	Deficit	Total

Balance December 31, 2012	11,113,750	$ 1,111	$ 11,755	$ -	$ (62,828)	$ (49,962)

Stock Issued for Services	800,000	80	7,920	-	-	8,000
Stock Issued for Acquisition	1,000,000	100	(100)	-	-	-
Stock Issued for Debt Repayment	204,036	20	61,191	-	-	61,211

Net loss	-	-	-	$ -	(97,211)	(97,211)

Balance December 31, 2013	13,117,786	1,311	80,766	-	(160,039)	(77,962)
Release of Guaranty Obligation for Acquisition	-	-	300,000	-	-	300,000
Stock Issued in Settlement of Shareholder Advances	3,109,500	311	72,589	-	-	72,900
Stock Issued for Prepaid Services	125,000	13	24,987	(23,000)	-	2,000
Net loss	-	-	-	-	(231,451)	(231,451)

Balance September 30, 2014	16,352,286	$ 1,635	$ 478,342	$ (23,000)	$ (391,490)	$ 65,487

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net Loss	$ (231,451)	$ (46,901)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	17,389	-
Stock based compensation	2,000	8,000
Changes in assets and liabilities:
Increase in due from related party	(2,095)
Increase in prepaid expenses	(17,820)	(5,000)
Decrease in accounts payable	(18,035)	(4,000)
Cash flows used in operations activities	(250,012)	(47,901)

Cash flows used in investing activities:
Purchase of property and equipment	(119,037)	-
Payment of security deposit	(19,970)	-
Payment of cash for intangible asset-license	(20,000)	-
Cash flows used in investing activities:	(159,007)	-

Cash flows provided from financing activities:
Advances from stockholder	420,241	47,144
Cash flows provided from financing activities:	420,241	47,144

Net change in cash and cash equivalents	11,222	(757)

Cash and cash equivalents, beginning of period	665	1,932

Cash and cash equivalents, end of period	$ 11,887	$ 1,175

SUPPLEMNTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

SCHEDULE OF NONCASH INVESTMENT ACTIVITY:
Issuance of common stock in settlement of stockholder advances	$ 74,111	$ -
Reclassification of contingent guaranty	$ 300,000	$ -

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2014

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

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 9, 2014.  Interim results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of future results for the full year.

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

The Company’s balance sheet includes certain financial instruments. The carrying amounts of accounts payable and due to stockholders approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with an original maturity of three months or less.

Intangible Assets

Intangible assets, which are composed music rights, rights to dance competitions, and goodwill are considered intangible assets with infinite lives, which are not amortized but are reviewed for impairment at least annually. All intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.  No impairment loss has been recognized during the three and nine months ended September 30, 2014.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company had a loss of $231,451 for the nine months ended September 30, 2014 and working capital deficit of $517,309 and accumulated deficit of ($391,490) as of September 30, 2014.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1 registration statement, which was declared effective by the SEC on August 10, 2012.  These conditions cause substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: DUE TO STOCKHOLDER

The Company has received advances from an officer and stockholder for working capital purposes.  These advances are due on demand and accrue interest at an annual rate of 4% Interest expense totaled $8,330 for the nine months ended September 30, 2014. At September 30, 2014 and December 31, 2013, the amount due to the stockholder was $527,271 and $179,910, respectively.

In April 2014 and September 2014, a stockholder agreed to reduce stockholder debt by at total $72,900 for 2,550,000 shares of common stock.

NOTE 4 -

PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Quarters)	September 30, 2014	December 31, 2013
Furniture and Fixtures	5	$ 27,728	$ 19,305
Machinery and Equipment	5	61,464	16,610
Leasehold Improvements	5	32,791	12,197
		$ 121,983	$ 48,112
Less accumulated depreciation		(20,460)	(3,070)
		$ 101,523	$ 45,042

Depreciation expense amounted to $17,390 and $-0- for the nine months ended September 30, 2014 and September 30, 2013, respectively.

NOTE 5:  INCOME TAXES

As of September 30, 2014, the Company had approximately $320,000 of operating loss carry forwards available to offset future taxable income, beginning to expire in 2030.

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

On June 25, 2014 shareholder William Forhan agreed to reduce shareholder debt by $62,900 for 3,059,500 shares valued at $.02 a share. The shares were issued as of the quarter ended September 30, 2014.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Plaza Lease Agreement

As a result of the October 2013 acquisition, the Company assumed a lease for its dance facility. The lease requires monthly payments of $5,500 commencing on November 1, 2012 increasing by 5% on each anniversary date through October 2015. On August 1, 2014 the lease was amended to include additional space for events and competition. The new rate is increased to $6,500 through the balance of the lease term, October 2015.  The lease includes two, three year options at a rate of $7,000 per month. Future minimum rental payments under the lease are as follows:

2014

$  78,000

2015

    65,000

$  143,000

Rent expense for the nine months ended September 30, 2014 including operating expenses charged by the landlord, totaled $79,010.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 13, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

Fitness DVD Routines: Producing, marketing and selling DVD’s that will feature nine different ballroom dances: the Cha-Cha, Swing, Salsa, Merengue, Rumba and Waltz.   The program is to promote “Fun Exercise” to Ballroom Dance and fitness enthusiasts. The videos will be marketed as exercise videos designed for individuals that want to lose weight and also learn Ballroom Dance steps. The fitness routines will stress dance steps and use them in exercise routines, building the lower body, strengthening heart endurance, plus show how the use of hand free weights will develop and tone the upper body. When funds become available, the Company also plans to launch infomercials which will promote our DVDs.

The Company provides fun exercise that teaches the exerciser how to dance while losing weight. The Company provides a training DVD that includes nine dances that are learned from repetitive steps, providing fun exercise and cardio workout at the convenience of the exerciser, from their home.

Certified Fitness Instructors: We intend to offer fitness trainers and ballroom dance instructors and opportunity to become certified as a Ballroom Dance Fitness instructor after completing a nine hour training session with Sean Forhan, the Company’s Founder.  The certified trainer will offer Ballroom Dance Fitness classes in his/her city and keep all of the revenue.  It is intended that the instructors will pay a one-time fee of $250 to become certified.  There will be an annual renewal fee of $175 to keep the certification active.

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

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013

Revenues

Revenues for the three months ended September 30, 2014 were $34,013 and revenues for the three months ended September 30, 2013 were $1,650. Revenues in 2014 were primarily due to Plaza Events sales from dance lessons and event rentals as a result of the Plaza Events acquisition in the last quarter of 2013.

Costs of Sales

Costs of sales for the three months ended September 30, 2014 was $27,799 and cost of sales for the three months ended September 30, 2013 were $4,200. Cost of sales in 2014 were primarily due to Plaza Events costs in the current quarter as a result of the Plaza Events acquisition in the last quarter of 2013.

Operating Expenses

Operating expenses for the quarter ended September 30, 2014 were $175,595 as compared to $14,919 for the quarter ended September 30, 2013. The increases in expenses during 2014 are due to rent expense of $37,670, $60,971 of professional fees, to the auditor and consultants and $21,101 of compensation for the quarter.

Net Loss

Net loss for the quarter ended September 30, 2014 was $165,001 compared to a net loss of $17,469 for the quarter ended September 30, 2013. The net loss for 2014 is after increased expenses in video production and fees for labor and expenses related to the Plaza operations.

Nine Month Period Ended September 30, 2014 Compared to Nine Month Period Ended September 30, 2013

Revenues

Revenues for the nine months ended September 30, 2014 were $110,706 and revenues in the nine months ended September 30, 2013 were $4,970. Revenues in 2014 were primarily due to Plaza Events sales from dance lessons and event rentals.

Costs of Sales

Costs of sales for the nine months ended September 30, 2014 was $27,800 and cost of sales for the nine months ended September 30, 2013 were $4,700. Cost of sales in 2014 was primarily due to Plaza Events costs in the current quarter as a result of the Plaza Events acquisition in the last quarter of 2013.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 were $314,357 as compared to $47,171 for the nine months ended September 30, 2013. The increase in expenses during 2014 are due to rent expense of $79,010, $91,296 of professional fees to the auditor and consultants and compensation of $31,612.

Net Loss

Net loss for the nine months ended September 30, 2014 was $231,451 compared to a net loss of $46,901 for the quarter ended September 30, 2013. The net loss for 2014 is after increased expenses for labor and expenses related to the Plaza operations.

Liquidity and Capital Resources

The Company used cash in operations of $250,012 for nine months ended September 30, 2014 as compared to $47,901 used in nine months ended September 30, 2013. Increase cash used is mainly a result of higher net loss for the quarter and a increase in prepaid expenses of $17,820 and decrease in accounts payable of $18,035, offset by non-cash expenses for depreciation and stock compensation.

During the nine months ended September 30, 2014 the Company used cash for investing activities of $159,007 as compared to -0- for the nine months ended September 30, 2013. The decrease was primarily due to purchased of property and equipment of $119,037 and purchase of the license for the dance competition of $20,000.

During the nine months ended September 30, 2014 the Company was provided cash from financing activities of $420,241 as compared to $47,144 provided for nine months ended September 30, 2013. The increase was primarily  a result of additional advances from  a stockholder.

Assets

At December 31, 2013, we had total assets of $421,908 compared to $594,663 at September 30, 2014. Increase in total assets at September 30, 2014 was mainly to the purchase of license for dance competition of $20,000 and $119,037 for the purchase of fixed assets for the Plaza Events location and Production costs for the DVD, $17,820 of prepaid expenses related to the dance competition in 2015 and $21,470 of security deposits for the second space located next to the current Plaza space.

Liabilities

Our total liabilities were $199,870 at December 31, 2013, compared to $527,271 at September 30, 2014. The increase from 2013 to 2014 was primarily due to a $420,000 increase of loans from shareholder.

At September 30, 2014, management was owed $518,271.

Total Stockholders' Equity

Our stockholders' deficit was $77,962 at December 31, 2013, compared to equity of  $65,487 at September 30, 2014. The increase from 2013 to 2014 was mainly due to the reclassification of the $300,000 contingent obligation upon the waiver of the guaranty related to the October 2013 acquisition.  The reclassification was offset by the additional losses.

Our auditors in 2013 expressed doubt about our ability to continue as a going concern. At September 30, 2014, the Company had negative working capital and a stockholder deficit.

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

With respect to the period ending September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

From August 10, 2014 to September 11, 2014 the Board approved 550,000 shares issued for removable of $18,789 shareholder debt.

September 25, 2014 the Board approved 2,500,000 shares issued for removable of $50,000 shareholder debt.

July 10, 2014 the Board approved 59,500 shares issued for $1,190 shareholder debt

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

Ballroom Dance Fitness Inc.

Date: November 14, 2014	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)