Form 10-K
period 2014-12-31
BALLROOM DANCE FITNESS, INC.
filed 2015-04-15
CIK 1493109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2014

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

Commission File Number 333-167249
Ballroom Dance Fitness, Inc.
(Exact name of registrant as specified in its charter)

Florida	26-3994216
(State or other jurisdiction of incorporation or formation)	(I.R.S. Employer Identification Number)
111 North US HWY ONE North Palm Beach, Florida 33008	N/A
(Address of principal executive offices)	(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of April 15, 2015 there were 17,682,286 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

TABLE OF CONTENTS

Page

PART I

4

Item 1. Business

4

Item 1A. Risk Factors

10

Item 1B.  Unresolved Staff Comments

12

Item 2.  Properties.

13

Item 3.  Legal Proceedings.

13

Item 4.  Mine Safety Disclosures.

13

PART II

13

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.13

Item 6.  Selected Financial Data

15

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

18

Item 8. Financial Statements.

19

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

20

Item 9A(T).  Controls and Procedures

20

Item 9B.  Other Information

21

PART III

21

Item 10.  Directors, Executive Officers and Corporate Governance.

21

Item 11.  Executive Compensation.

24

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters26

Item 14.  Principal Accounting Fees and Services

27

PART IV

28

Item 15.  Exhibits and Financial Statement Schedules

28

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

Item 1. Business

History

Ballroom Dance Fitness, Inc. (the “Company” or “Ballroom Dance Fitness”) was incorporated in the State of Florida on January 2, 2009. We filed a registration statement on Form S-1 with the Securities and Exchange Commission. The Securities and Exchange Commission declared our registration statement effective on August 10, 2012. We were issued a trading symbol “BLDZ” and commence trading on the OTC Markets QB.  April 21, 2014.

The Company is competing in the weight loss and ballroom dance business. Ballroom Dance Fitness, Inc. was organized January 2, 2009 under the laws of the State of Florida.  The Company creates fitness DVD’s that promote “Fun Exercise” to the Ballroom Dance and fitness enthusiasts.

The DVD’s are designed for individuals that want to lose weight and also learn Ballroom Dance steps. The DVD’s will be marketed via TV infomercial, Corporate web site and Internet marketing. The Company will realize revenues when paid in full for purchase of DVD’s and merchandise purchased.

Fitness DVD Routines: Producing, marketing and selling DVD’s that will feature six different ballroom dances: the Cha-Cha, Swing, Salsa, Merengue, Rumba and Waltz.   The program is to promote “Fun Exercise” to Ballroom Dance and fitness enthusiasts.

 The DVD’s will be marketed as exercise DVD’s designed for individuals that want to lose weight and also learn Ballroom Dance steps. The fitness routines will stress dance steps and use them in exercise routines, building the lower body, strengthening heart endurance, plus show how the use of hand free weights will develop and tone the upper body. The Company launched an ad campaign of 155 infomercials, promoting our DVD’s effective January 10, 2015.

Certified Fitness Instructors: We intend to offer fitness trainers and ballroom dance instructors the opportunity to become certified as a Ballroom Dance Fitness instructor after completing a six hour training session with Sean Forhan, the Company’s Founder.  The certified trainer will offer Ballroom Dance Fitness classes in his/her city and keep all of the revenue.  It is intended that the instructors will pay a one-time fee of $250 to become certified.  There will be an annual renewal fee of $175 to keep the certification active.

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

The business is to create DVD’s that promote “Fun Exercise” to ballroom dance and fitness enthusiasts.  The DVD’s are designed for individuals that want to lose weight and learn Ballroom Dance steps.  The DVD’s will focus on beginner Ballroom dance steps, building the lower body, strengthening heart endurance, plus show how the use of hand free weights will develop and tone the upper body.

The Company offers six dances which regularly sell at $19.95 for a total of $119.95.  We will combine and offer all six dances for only $39.95, a 70% savings.  Dances featured include Cha-cha, Swing, Salsa, Merengue, Rumba and the Waltz.

The Fitness Video Industry is an explosive and competitive marketplace.  Americans workout to maintain their weight, release emotional stress, and simply to keep fit.  DVD’s are used by many exercisers to motivate themselves and learn how to lose weight and maintain fitness.  The advantage of a video is you can stay home and follow a routine, and you can do it whenever you want to exercise.

The Company is currently a public entity and will sell free trading shares via a Private Placement Memorandum (PPM) to raise additional working capital for video production, marketing awareness and strategic acquisitions.  The Company has completed an S-1 Registration with the Security Exchange Commission, and became “effective” August 10, 2012 and is trading on the OTCBB symbol “BLDZ” trading began April 21, 2014

The Company has a Private Placement Memo offering 2,000,000 restricted shares selling at $1.00 a share for the first 1,000,000 and $2.00 for the second million shares, in an effort to raise $3,000,000.

The Company’s leader, Sean Forhan COO, is a dancer and instructor with 14 years ballroom dancing experience and has the passion for dancing and fitness.  He has created a fitness routine that is “fun exercise” transferred to the dance floor with endurance and a fit body. The Company will create a 2 hour DVD for sale on TV as an infomercial and TV ads, beginning January 2015.

The CEO is William Forhan he has 19 years’ experience in7 public Companies, serving as Chairman CEO for all Company’s. The latest public Company grew to a $200 million Market Cap Company in three years, earning $22M EBITDA the third year. Forhan resigned as Chairman CEO from “MMMS” 9/11/14, remaining as a Director on the Board and Director of Business Development.

INDUSTRY BACKGROUND

The marketplace the Company is focused on is actually a combination of three (3) marketplaces: Ballroom Dancing, Fitness and Exercise.  We call it the “Fun Exercise” Industry.  In addition, the Company intends to market in the Fitness Video and the Infomercial Industries.

Nutrition and Weight Loss is a $66 billion industry; Obesity is a global problem that affects 300 million people worldwide.  Nearly two-thirds, or 130 million adults in the United States are overweight: nearly one-third or 61 million United States adults are obese, according to International Health, Racquet & Sports Club Association. Marketdata Enterprises is a 33-year old market research firm that has tracked the U.S. weight loss market and published in-depth studies about it and all its market segments since 1989, predicted 2014  the weight loss industry will grow to  $66 billion revenues.

According to Bally’s there are nearly 40 million members, in United States that exercise at over 25,000 Health & Fitness centers; and it’s reported that Health and Fitness is a $27 billion industry; source “IHRSA” December 2014.

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

The Fitness Video Industry is an explosive and competitive marketplace. Americans workout to maintain their weight, release emotional stress, and simply to keep fit.  DVD’s are used by many exercisers to motivate themselves and learn how to lose weight and maintain fitness.  The advantage of a video is you can stay home and follow a routine, and you can do it whenever you want to exercise.

Several celebrities have sold millions of fitness DVD’s.  Jane Fonda has created 23 fitness DVDs, selling 17 million in her first DVD. Richard Simmons has sold over 20 million fitness DVD’s and personally lost over 120 pounds from exercise.  A fitness dancer from Columbia started fitness DVD’s in 1999 and is popular in over 30 countries.  Today, “Zumba Fitness” continues to grow in popularity.  Zumba has more than 20,000 Zumba Fitness-certified instructors around the world generating over $6 million a year.

GROWTH STRATEGY, OBJECTIVES

The top eight objectives are:

1.

Sell 600,000 DVD’s in 2015, generating over $8M EBITDA.

2.

Equity funding, raise $3M funding via the sale of 2M shares: 1M shares selling at $1.00 for the first 1M shares, and $2.00 a shares for the 2nd 1M shares.

3.  Generate a profitable Dance Studio: The Company currently owns The Plaza Ballroom: features two studios totaling 20,000 sq.ft. offering South FL the largest dance floor and an Event Center for Dancing and private parties including weddings and social events.

4.

Certify 1,400 fitness trainers, teaching the BDF program, becoming a certified BDF (Ballroom Dance Fitness) fitness instructors, promoting dancing, fitness and DVD sales.

5.

Create Partnerships and an Ecommerce Site offering fitness products that relate to BDF: exercise clothes, shoes, training weights, private label weight loss, nutrition, and protein enhancements Partnerships include Media Companies: TV ads and Internet Video marketing.

6.

Host annually three or more sanctioned Ballroom Dance competitions in Palm Beach County, Florida. The Company owns two National Associates Dance license for dance competitions in September and January annually. The goal is to be the largest and most profitable Dance Competition in FL.

7.

Qualify to up-list to NYSE or NASDAQ: Reward shareholders with stock value increase, generated from profits of the Company resulting in stock liquidity and active trading; creating a Market Cap that increases annually.

8.

Charity donator and social host for multiple nonprofit organizations.

  Marketing Strategy

Ballroom Dance Fitness, Inc. is a fully reporting public Company effective August 8, 2012 and started trading after granted permission by FINRA on April 21, 2014 on the Over the Counter Bulletin Board under the trading symbol “BLDZ”

The Company intends to grow from Infomercials shown on TV and the Internet. The primary revenue stream will come from Direct Response TV (DRTV), plus the Company will also have an E-Commerce Site that sells dance fitness DVD’s and accessories: exercise clothing, shoes, vitamins, hand weights, and nutrient beverages.

Competition

Competition comes from many established ballroom dance studios, fitness clubs, exercise clubs and celebrity fitness DVD’s such as Jane Fonda, Richard Simmons and our most successful and targeted competitors created fitness dance DVD’s called “Zumba” and “Jazzercise”.

Zumba is a fitness program inspired by Latin dance.  Zumba combines Latin rhythms with cardiovascular exercise to create an aerobic routine that is fun and easy to follow.  In 2002, Zumba secured a deal with a large infomercial Company to launch the concept nationwide resulting in the sale of millions of DVD’s to the US market.

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

Employees

We currently employ 14 employees, which includes management team of 5, support staff of 6 and 3 part time professionals (web development, financial auditors, and legal consulting) as needed. Plus we have a creative DVD production team of 10 employees that will create 2-3 new DVD annually.

Management Team

The Executive Management team is: Sean Forhan the Founder and COO, he has 14 years’ experience in Ballroom Dancing and Fitness Instruction and  has the passion to dance and teach Ballroom Dance  Fitness.  Bill Forhan has 4 decades of executive management: he has been Chairman CEO of 7 public companies for 19 years and Owner / CEO of 7 private companies for 21 years.

SEAN FORHAN, FOUNDER & COO

•

Ballroom Dance Instructor for 7 years

•

Sales experience in the insurance, financial and travel industries

•

Ballroom Fitness Instructor for 7 years

•

Entrepreneur spirit, founder of Ballroom Dance Fitness, Inc.

BILL FORHAN, Chairman CEO

•

Entrepreneur built and funded seven private companies; 1st exit was selling to American Express Corp., sold two public companies to a Dot Com Company and sold several entities to private entrepreneurs.

•

Co-Founder of Internet Media Company, took Company public OTCBB.

•

Co- Founder of Aviation Company: OTCBB

•

Founder of Integrated Marketing Professional Inc.; took public OTCBB

•

Founder Casino Players Inc. took public OTCBB

•

Founder Ballroom Dance Fitness Inc. took public OTCBB

•

Founder repo equipment Company, OTCBB

•

Chairman CEO of toxicology Company OTCBB

•

19 years’ experience as Chairman CEO of 7 public traded companies

•

Founder Owner and CEO of seven private companies in the past 21 years.

•

Completed over 60 corporate acquisitions

The Company has a Senior Management team of five:

ANN MORELLO

Chief Executive Officer of The Plaza Ballroom. Her previous modeling experience with Windwood Fashions provided her with the experience to present her to the public.  For 5 years she was involved with children’s beauty pageants and was Chief Financial Officer of CEK Productions.  She has administratively managed the Ballroom’s affairs for the last 5 years, and has been instrumental in attracting a guest list that participates in our Weekly Saturday parties.

JOE MORELLO

Has been the Director of Marketing at The Plaza Ballroom and his many years with Prudential Insurance, where he participated in the annual conferences as well as their holiday parties, has given him the prominence in determining what it takes to have a successful function. His musical and dancing background has provided the Plaza Ballroom a list of entertainers that are anxious to be part of the Plaza. His responsibilities at the Plaza are to continue to promote entertainment and events that will raise the bar of entertainment in the Palm Beach area.

MARY TIFFANY

Mary Tiffany CMO has 18 year experience as a Marketing Executive including management skills at weight loss clinics and food sensitivity. Mary has management skills in research, sales, marketing and negations, learned from the commercial real estate industry and her entrepreneur skills.

 Market Growth

The Company will expand Ballroom Dance Fitness Inc. throughout the United States; growth will depend on financing raised and the success of Fitness DVD’s revenues.  The goal is to start TV infomercials in Florida and expand to top 20 populated marketplaces in United States.  Each market will receive 2-3 weeks of repetitive ads, and then move to the next city repeating 2-3 weeks of repetitive ads before entering a new market.

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

To date, the Company has limited operations and revenues. We generated revenues totaling $181,597 and lost $517,880 for the year ended December 31, 2014. Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history.

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

Mr. Sean Forhan and Mr. William Forhan, the officers and directors of the Company, beneficially own approximately 61% of the Company's currently issued and outstanding shares of common stock. Mr. Sean. Forhan and Mr. William Forhan as a practical matter will be able to prevent other stockholders from participating in decisions, such as the election of directors, which affect our management and business direction.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

The Company does not own any property. The Company currently leases 20,000 square feet of event space for the event and ballroom dance space and administrative offices.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

The authorized capital stock of the Company consists of 100 million shares of Common Stock, with a par value of $0.0001 per share, of which approximately 17,682,286 shares are issued and outstanding, and 10 million shares of Preferred Stock with a par value of $.0001 per share of which 200 shares are issued and outstanding. Preferred stock has super voting rights of which results in the 200 shares having 80% voting rights.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

 discuss our future expectations;

 contain projections of our future results of operations or of our financial condition; and

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

Results of Operations

Fiscal Year Ended December 31, 2014 to Fiscal Year Ended December 31, 2013

Revenues

Revenues for the year ended December 31, 2014 were $181,597 and revenues in 2013 were $30,009. Revenues are expected to continue increase due to the Plaza Acquisition. The increase is a result of revenues from the fourth quarter of 2013 only includes $23,000 of revenue from Plaza. For 2014 revenues are for the entire year.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $644,203 as compared to $112,535 for the year ended December 31, 2013. The increase in expenses during 2014 is due to professional fees, web site development and start-up cost for video production and personnel wages related to the Plaza.

Net Loss

Net loss for the year ended December 31, 2014 was $517,880 compared to a net loss of $97,211 for the year ended December 31, 2013. The net loss for 2014 is after increased expenses in video production and fees for labor and expenses related to the Plaza acquisition.

Liquidity and Capital Resources

The Company used cash in operations of $352,618 for year ended December 31, 2014 as compared to $67,702 used in year ended December 31, 2013. Increase cash used is mainly a result of higher net loss for the year.

During the year ended December 31, 2014 the Company was provided cash from financing activities of $538,765 as compared to $91,435 provided for year ended December 31, 2013. The increase was a result of addition advances from stockholder of $538,765 as compared to $91,435 last year.

Assets

At December 31, 2014, we had total assets of $606,875 compared to $421,908 at December 31, 2013. Increase in total assets at December 31, 2013 was mainly to the purchase of fixed assets and video production costs in 2014.

Liabilities

Our total liabilities were $673,428 at December 31, 2014, compared to $199,870 at December 31, 2013. The increase from 2014 to 2013 was primarily due to a $474,000 increase of loans from shareholder.

At December 31, 2014, management was owed $654,344 so noted on the Balance Sheet.

Total Stockholders' Deficit

Our stockholders' deficit was $66,553 at December 31, 2014, compared to deficit of $77,962 at December 31, 2013.

Our auditors in 2014 expressed doubt about our ability to continue as a going concern. Due to the low revenues our auditors in 2013 have expressed a similar concern. At December 31, 2014, the Company had negative working capital and a stockholder deficit.

On August 10, 2012, our Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the SEC.  In the Registration Statement, we had authorized 6,000,000 shares of common stock to be sold by Company at a price of $0.40 per share.  We have not sold any shares from investors.

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

Stock Based Compensation

The Company accounts for employee and non-employee stock awards based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. During 2014 and 2013 the Company has shares to one board member for serving on the Company’s board of directors.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements.

BALLROOM DANCE FITNESS INC.
INDEX TO FINANCIAL STATEMENTS

D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants     Valuation Analyst    Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ballroom Dance Fitness, Inc.

We have audited the accompanying consolidated balance sheets of Ballroom Dance Fitness, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Ballroom Dance Fitness, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballroom Dance Fitness, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

April 15, 2015

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318 West Palm Beach, FL 33401 – (561) 429-6225

BALLROOM DANCE FITNESS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$ 9,644	$ 665
TOTAL CURRENT ASSETS	9,644	665

PROPERTY AND EQUIPMENT - NET	102,695	45,042

OTHER ASSETS:
Security Deposit	18,085	1,500
Prepaid Expenses	17,820
Website Development	11,216	5,866
Video Production	71,180	12,600
License Agreement	20,000	-
Goodwill	356,235	356,235
TOTAL ASSETS	$ 606,875	$ 421,908

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES:
Accounts Payable	$ 1,854	$ 19,960
Bank Overdraft	3,153	-
Deferred Rent	14,077	-
Due to Stockholders	654,344	179,910
TOTAL CURRENT LIABILITIES:	$ 673,428	$ 199,870

COMMITMENTS AND CONTINGENCIES
Contingent Guaranty Obligation	-	300,000
STOCKHOLDERS' DEFICIENCY:
Preferred stock, $1 par value; 10,000,000 shares authorized; 200 and -0- shares outstanding at December 31, 2014 and December 31, 2013, respectively	200	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,682,286 and 13,117,786 shares outstanding at December 31, 2014 and December 31, 2013, respectively	1,768	1,311
Additional Paid in Capital	612,398	80,766
Deferred Compensation	(3,000)	-
Accumulated Deficit	(677,919)	(160,039)
TOTAL STOCKHOLDERS' DEFICIENCY	(66,553)	(77,962)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 606,875	$ 421,908

See accompanying notes to the consolidated financial statements. F-2

BALLROOM DANCE FITNESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2014	2013

Revenue	$ 181,597	$ 30,009
Cost of Sales	(55,274)	(14,685)

Gross Profit	126,323	15,324

Expenses:
Interest Expense	16,408	3,940
Rent	126,962	22,672
Personnel Costs	150,880	26,189
Professional Fees	158,817	29,508
Other General and Administrative Expenses	191,136	30,226
Total Expenses	644,203	112,535
Net Loss	$ (517,880)	$ (97,211)

Basic and diluted loss per common share	$ (0.04)	$ (0.00)

Weighted average common shares outstanding	13,787,458	11,913,750

See accompanying notes to the consolidated financial statements. F-3

BALLROOM DANCE FITNESS, INC.
STATEMENT OF STOCKHOLDERS DEFICIT

	Common Stock		Preferred Stock		Additional	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Deficit	Total

Balance December 31, 2012	11,113,750	$ 1,111	-	-	$ 11,755	$ -	$ (62,828)	$ (49,962)

Stock Issued for Services	800,000	80	-	-	7,920	-	-	8,000
Stock Issued for Acquisition	1,000,000	100	-	-	(100)	-	-	-
Stock Issued for Debt Repayment	204,036	20	-	-	61,191	-	-	61,211

Net loss	-	-	-	-	-	$ -	(97,211)	(97,211)

Balance December 31, 2013	13,117,786	1,311	-	-	80,766	-	(160,039)	(77,962)
Release of Guaranty Obligation for Acquisition	-	-	-	-	300,000	-	-	300,000
Stock Issued in Settlement of Shareholder Advances	3,109,500	311	-	-	80,378	-	-	80,689
Stock Issued for Prepaid Services	125,000	13	-	-	24,987	(3,000)	-	22,000
Stock Issued for Services	1,330,000	133	-	-	26,467	-	-	26,600
Stock Issued for Services-Preferred Stock	-	-	200	$ 200	99,800	-	-	100,000
Net loss	-	-	-	-	-	-	(517,880)	(517,880)

Balance December 31, 2014	17,682,286	$ 1,768	200	$ 200	$ 612,398	$ (3,000)	$ (677,919)	$ (66,553)

See accompanying notes to the consolidated financial statements. F-4

BALLROOM DANCE FITNESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net Loss	$ (517,880)	$ (97,211)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	19,000	3,070
Stock based compensation	148,600	8,000
Changes in assets and liabilities:
Increase in prepaid expenses	(17,820)	-
Increase in bank overdraft	3,153	-
Increase in deferred rent	14,077	-
Accrued interest on stockholder loan	16,358	6,399
Decrease in accounts payable	(18,106)	12,040
Cash flows used in operations activities	(352,618)	(67,702)

Cash flows used in investing activities:
Purchase of property and equipment	(82,003)	-
Increase in Video Production Costs	(58,580)	-
Payment of security deposit	(16,585)	-
Payment of cash for acquisition	(20,000)	(25,000)
Cash flows used in investing activities:	(177,168)	(25,000)

Cash flows provided from financing activities:
Repayment from stockholder advances	-	98,061
Advances from stockholder	538,765	(6,626)
Cash flows provided from financing activities:	538,765	91,435

Net change in cash and cash equivalents	8,979	(1,267)

Cash and cash equivalents, beginning of period	665	1,932

Cash and cash equivalents, end of period	$ 9,644	$ 665

SUPPLEMNTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

SCHEDULE OF NONCASH INVESTMENT ACTIVITY:
Issuance of common stock in settlement of stockholder advances	$ 80,689	$ -
Reclassification of contingent guaranty	$ 300,000	$ -
Contingent guaranty obligation	$ -	$ 300,000
Assumption of amounts due to sellers	-	63,751
Allocation of purchase price to goodwill	-	(356,235)
Allocation of purchase price to property and equipment	-	(31,016)
Allocation of purchase price to security deposit	-	(1,500)
Cash paid for acquisition	$ -	$ (25,000)

See accompanying notes to the consolidated financial statements. F-5

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

The Company has created three wholly owned subsidiaries: Palm Beach Dance Challenge, LLC under the laws of the state of Florida; for the purpose to market dance competitions in Palm Beach, Florida, Plaza Ballroom  & Event Centre, LLC and Plaza Catering, LLC.

Principle of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Intangible Assets

Intangible assets, which are composed music rights, rights to dance competitions, and goodwill are considered intangible assets with infinite lives, which are not amortized but are reviewed for impairment at least annually. All intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.  No impairment loss has been recognized during the years ended December 31, 2014 and 2013.

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

The Company may issue restricted stock to consultants for various services.  Cost for these transactions will be measured at the fair value of the services provided or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is to be measured at the earlier of:  (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty's performance is complete.  The Company may issue shares as compensation in future periods for services associated with the registration of the common shares.

Revenue recognition

The Company leases its studio to third parties, who collect and retain fees for events and lessons.  The Company recognizes revenues related to these arrangements during the period in which the events are held or lessons are given.  Ancillary revenues related to events, including food and beverage sales, are recognized during the period in which the events are held.

Income taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, and Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

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

Recent Accounting Pronouncements

The Company has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company had a loss of $517,880 for year ended December 31, 2014 and working capital deficit of $663,784 and accumulated deficit of $677,919 as of December 31, 2014.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1 registration statement, which was declared effective by the SEC on August 10, 2012.  These condition cause substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: DUE TO STOCKHOLDER

The Company has received advances from an officer and stockholder for working capital purposes.  These advances are due on demand. The Company had interest expense of $16,408 during the year ended December 31, 2014 from interest rate of 4% due on the loan. At December 31, 2014 and December 31, 2013, the amount due to the stockholder was $654,344 and $179,910, respectively.

In conjunction with the acquisition of the assets of Plaza Ballroom and Event Centre in October 2013, the Company assumed obligations totaling $63,751 to the sellers, who are now stockholders of the Company.  From October 2013 through December 31, 2013, certain of these advances were repaid with cash and the remaining balance totaling $61,211 was settled with the issuance of 204,036 shares of common stock. As of December 31, 2014, no amounts remain outstanding.

NOTE 4 -

PROPERTY AND EQUIPMENT

	Estimated Useful Lives
	(Years)	2014	2013
Furniture and Fixtures	5	$ 28,832	$ 19,305
Machinery and Equipment	5	18,353	16,610
Audio and Video Equipment	5	43,110	-0-
Leasehold Improvements	5	32,860	12,197
		$ 123,155	$ 48,112
Less accumulated depreciation		(20,460)	(3,070)
		$ 102,695	$ 45,042

Depreciation expense amounted to $19,000 and $3,070 for the year ended December 31, 2014 and 2013.

NOTE 5:  INCOME TAXES

The components of the income tax provision (benefit) for the periods ended December 31, 2014 and December 31, 2013 were as follows:

Current:	2014	2013
Federal	$ -	$ -
State	-	-
Deferred:
Federal	(206,071)	(28,992)
State	(18,264)	(3,095)
Change in valuation allowance	224,335	12,744
	$ -	$ -

The income tax benefit for the periods ended December 31, 2014 and December 31, 2013 differed from the amount computed by applying the federal statutory rates to income before income taxes primarily due to permanent differences, state taxes and the change in the deferred tax asset valuation allowance as follows:

Income tax at statutory rate	34.00%
State income taxes, net of federal benefit	3.63%
Change in valuation allowance	(37.63)%
Total	- %

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	2014	2013
Operating loss carry forwards	$ 542,182	$ 50,888
Gross deferred taxes	542,182	50,888
Less: valuation allowance	(542,182)	(50,888)
Net deferred tax asset	$ -	$ -

As of December 31, 2014, the Company had approximately $606,333 of operating loss carry forwards available to offset future taxable income, beginning to expire in 2030.

NOTE 6: STOCKHOLDERS’ DEFICIENCY

On June 17, 2013 the board of directors approved an amendment to the Articles of Incorporation to authorize 10,000,000 shares of preferred stock, par value $0.001. The Company has issued 200 shares designated Series A Preferred Stock. The shares valued at $1.00 a share (the Stated Value). William Forhan and Sean Forhan each have been issued 100 shares. The shares combined voting power is 80% of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation

During the year ended December 31, 2013, the Company issued 800,000 common shares for services and recorded compensation expense of $8,000, based on the value of services rendered.

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

January 9, 2014 the Board of Directors approved issuing common stock as prepayment for legal services to Corporate counsel for $25,000 of services; stock valued at $.02 a share based on the value of services to be provided. The Company recorded the fair value of $25,000 as deferred compensation to be expensed as services are provided $2,000 was applied to accounts payable that was due as of December 31, 2013. Total shares issued were 125,000 shares. During the year ended December 31, 2014 the Company expensed $20,000 leaving a remaining balance of $3,000 that is reflected as deferred stock compensation of the accompanying consolidated balance sheet.

During the quarter ended March 31, 2014, the acquisition agreement was amended, relieving the Company of any potential obligations related to the realization of proceeds from the sale of the common stock issued as consideration for the acquisition.  Accordingly, the Company reclassed the $300,000 potential obligation as of December 31, 2013, to additional paid in capital

On May 15, 2014 shareholder William Forhan agreed to reduce shareholder debt by $1,000 for 50,000 shares of common stock valued at $.02 a share.

On June 25, 2014 shareholder William Forhan agreed to reduce shareholder debt by $62,900 for 3,059,500 shares valued at $.02 a share.

December 17, 2014 the Company issued 1,330,000 shares of stock for services at $.02 a share to 6 shareholders.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Plaza Lease Agreement

As a result of the October 2013 acquisition, the Company assumed a three-year lease for its dance facility. The lease requires monthly payments of $5,500 commencing on November 1, 2012 increasing by 5% on each anniversary date through October 2015. On August 1, 2014 the lease was amended to include additional space for events and competition. The new rate is increased to $6,500 through the balance of the lease term, October 2015.  The lease includes two lease agreements.

Future minimum rental payments under the lease are as follows:

Year Ending December 31,  2015

$  135,000

Rent expense for the year ended December 31, 2014 including operating expenses charged by the landlord, totaled $126,962.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 8: Plaza Ballroom and Event Centre, LLC Acquisition

The Board of Directors of the Company authorized the execution of that certain asset purchase agreement dated October 18, 2013 (the "Asset Purchase Agreement") with Plaza Ballroom & Event Centre LLC, a Florida limited liability Company ("Plaza Ballroom"). In accordance with the terms and provisions of the Asset Purchase Agreement, the Company acquired certain assets from Plaza Ballroom including, but not limited to, a dance studio and associated lease, domain address and associated website and data base of approximately 1,100 customers (collectively, the "Assets"). In consideration for the purchase of the Assets by the Company, the Company paid aggregate consideration to Plaza Ballroom in the amount of $325,000 consisting of: (i) cash in the amount of $25,000 of which $5,000 was a non-refundable advance; and (ii) issuance in the name of Plaza Ballroom or its designee an aggregate of 1,000,000 shares of its restricted common stock.  In further accordance with further terms of the Asset Purchase Agreement, if on the date nine months (June 18, 2014) from the date of the Asset Purchase Agreement Plaza Ballroom is unable to sell the 1,000,000 shares of common stock on the open market to realize an aggregate gross profit of $300,000 because the Company's shares of common stock dropped below a per share price of $0.30, the Company shall further issue to Plaza Ballroom that number of shares of common stock based upon the trading price on June 18, 2014 to resolve the difference between the $300,000 and the amount received by Plaza Ballroom from the sale of the original 1,000,000 shares of common stock during the nine month period. In the event Plaza Ballroom cannot sell the new shares and the original 1,000,000 shares for $300,000, Plaza Ballroom will notify the Company and request cash payment aggregating $300,000 due thirty days from Plaza Ballroom's request. In the event the Company does not make the payment, the Asset Purchase Agreement will be rescinded and the business will be returned to Plaza Ballroom and Plaza Ballroom will return the 1,000,000 shares issued to it to the Company for cancellation. During the year ended December 31, 2014, the acquisition agreement was amended, relieving the Company of any potential obligations related to the realization of proceeds from the sale of the common stock issued as consideration for the acquisition.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures in connection with the preparation of this annual report, an evaluation was carried out by the Registrant's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

 Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant's assets;

 Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and those receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

 Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment identified several control deficiencies which rise to the level of a material weaknesses in internal control over financial reporting. Accordingly management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

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

None

 PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and titles of our executive officers and members of our board of directors as of the date of this Annual Report:

Name:	Age:	Position Held and Director Since:
William G. Forhan	70	Chief Executive Officer, Chief Financial Officer and Chairman since Inception (January 20, 2009) (Principal Executive Officer and Principal Financial/Accounting Officer)

Sean Forhan	39	Chief Operating Officer and Director since Inception (January 20, 2009)

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

June 1, 2011 until September 11, 2014 Mr. Forhan served as CEO of Medytox Solutions Inc. an OTCBB public Company symbol “MMMS.”

July 1 2005 until June 1, 2011 Mr. Forhan was CEO of Casino Players Inc a public OTCBB Company with symbol “CSNO” a casino rep Company sending players to 20 casinos in North America. The Company changed its business plan in June 2011 and entered the medical sector and changed its name to Medytox Solutions Inc.

 July 19, 2010 until January 11, 2011 Mr. Forhan was Founder, Chairman and CEO of National Asset Recovery Corp; completing a reverse merger with a public entity and trading as an OTCBB Company with the symbol "REPO." Mr. Forhan created the business from the first employee to over 25 staff focused as a Repo forwarding Company in the repo asset recovery industry.

July 1, 2008 until July 15, 2009  Mr. Forhan provided SEC compliance and consulting services to Next Interactive, Inc. an OTCBB Company, symbol “NXOI” specializing in  upscale international tours and cruise sailings primarily to the Caribbean Forhan’s job was to help the Company complete a reverse merger with an OTCBB Company and complete two TV network acquisitions. The Company was successful in completing the reverse merger and both acquisitions in October 2008

From July 2002 until June 28, 2008, Mr. Forhan served as the Chief Executive Officer and Chairman of Invicta Group, Inc.  (OTCBB: IVIT).  Invicta Group, Inc. was an Internet Media Company that sold advertising online to travel suppliers (hotels, tourist boards, tour operators and Cruise Lines) that offer discounts to Invicta’ s travel enthusiast's email database of  10,000,000.

From June 1999 until January 2000, Mr. Forhan served as Co-Founder and President of ByeByeNow.com, Inc. a South Florida Dot Com Company focusing as an Internet travel Company, plus the Company owned 150 full service travel agencies franchise locations, and 250 cruise only franchise agencies generating the industries largest cruise revenues exceeding $250,000,000 a year; total annual revenues exceeding $500,000,000

From June 1997 through January 2000, Mr. Forhan served as Chairman CEO of Aviation Industries Corp. (OTCBB: AVIA), a publicly traded holding Company specializing in the travel industry, owning 15% ownership in Key Wee airlines operating seven 727 aircraft serving  Newark to Florida and Puerto Rico as a discount scheduled airline. The Company also owned several subsidiaries: a corporate travel Company, Business Travel of Atlanta; an airline gate in Gulfport, MS serving arrival and departure charter aircraft,; a new fleet of 4 luxury motor coaches that shuttled airport/hotel  arrival and departures to and from Gulf Port, MS plus tours to New Orleans.

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

Information Concerning Director Non- Executive Officer

The Company has no Director that serves as an independent Director.

Significant Employees

We have five significant employees: our executive officers William Forhan CEO and Sean Forhan COO.  Senior management is: Joe Morello is the director of marketing & Ann Morello is the CEO of the Plaza and Mary Tiffany CMO of “BLDZ”.

Committees of the Board of Directors

Our compensation committee presently consists of two directors. Our board does not have auditing governance, nominating, or executive committees or any other committees.

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

Item 11.  Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our executive officers for 2014 and 2013.  The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and	Year
Principal	Ended				Stock	Option	Incentive	Deferred	All Other
Position	Dec. 31,	Salary		Bonus	Awards	Awards	Plan Comp.	Comp.	Comp.	Total

William Forhan, CEO,	2014	$ -	(1)	$ -	$ -	$ -	$ -	$ -	$ -	$ -	(1)
CFO and Chairman	2013	$ -		$ -	$ -	$ -	$ -	$ -	$ -	$ -
(Principal Executive and Financial and Accounting Officer)

Sean, Forhan	2014	$ -		$ -	$ -	$ -	$ -	$ -	$ -	$ -	(1)
COO and Director	2013	$ -		$ -	$ -	$ -	$ -	$ -	$ -	$ -

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

Director Compensation

The Company outside directors were paid 50,000 shares for the year ended December 31, 2013, plus the Company pays directors' travel expenses for attending four Board meetings a year; no director expenses were incurred to date.

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

Name of Beneficial Owner	Address	No. of Shares of Common Stock Owned	Percentage of Ownership (1)

William G. Forhan,		4,600,000	26%
CEO, CFO and Chairman	5280 N Ocean DR.
	Suite 2-F
	Riviera Beach, FL 33404

Sean Forhan		6,100,000	35%
COO and Director	5380 N Ocean Drive
	Suite 3-A
	Riviera Beach, FL 33404

Clark Forhan Director of Funding	c/o Medytox Solutions, Inc.	1,250,000	7.1%
	400 S. Australian Ave.
	Suite 800
	West Palm Beach, FL 33401

		50,250	0.4%
All Officers and Directors as a group		9,300,250	69.0%

There have been no promoters involved with the Company.

The Company has received $645,774 from William Forhan, the Company's Chief Executive Officer, Chief Financial Officer and Chairman, over the past three years. The loans have been used for operating expenses. The loans are 10% interest bearing and are due on demand. To date, none of the notes have been repaid.

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

Fiscal Year Ended December 31,
2014	$10,500
2013	10,500

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Fiscal Year Ended December 31,
2014	$4,500
2013	$4,500

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

Fiscal Year Ended December 31,
2014	$-0-
2013	$-0-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), was:

27

Fiscal Year Ended December 31,
2014	$-0-
2013	$-0-

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

Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William G. Forhan William G. Forhan	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer) Principal Financial and Accounting Officer)	April 15, 2015
/s/ Sean Forhan Sean Forhan	COO and Director	April 15, 2015