Form 10-Q
period 2015-03-31
BALLROOM DANCE FITNESS, INC.
filed 2015-05-15
CIK 1493109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of May 14, 2015, there were 17,682,286 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March31,	December31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$ 41,864	$ 9,644
TOTAL CURRENT ASSETS:	41,864	9,644

PROPERTY AND EQUIPMENT - NET	143,900	102,695

OTHER ASSETS
Security Deposit	25,710	18,085
Prepaid Expenses	-	17,820
Website Development	71,386	11,216
Video Production	71,528	71,180
License Agreement	20,000	20,000
Goodwill	356,235	356,235
TOTAL ASSETS	$ 730,623	$ 606,875

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
Accounts Payable	$ 9,440	$ 1,854
Bank Overdraft	-	3,153
Deferred Rent	10,846	14,077
Due to Stockholders	1,042,297	654,344
TOTAL CURRENT LIABILITIES:	1,062,583	673,428

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $1 par value; 10,000,000 shares authorized; 200 and -0- shares outstanding at March 31, 2015 and December 31, 2014, respectively	200	200
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,682,286shares outstanding at March 31, 2015 and December 31, 2014	1,768	1,768
Additional Paid in Capital	612,398	612,398
Deferred Compensation	-	(3,000)
Accumulated Deficit	(946,326)	(677,919)
TOTAL STOCKHOLDERS' DEFICIENCY	(331,960)	(66,553)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 730,623	$ 606,875

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March31,	March31,
	2015	2014

Revenue	$ 74,615	$ 40,122
Cost of Sales	(50,432)	(23,230)

Gross Profit	24,183	16,892

Expenses:
Rent	62,276	20,670
Personnel Costs	38,110	3,132
Professional Fees	99,750	20,100
Interest Expense	10,229	4,165
Other General and Administrative Expenses	82,225	26,627
Total Expenses	292,590	74,694
Net Loss	$ (268,407)	$ (57,802)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	17,682,286	13,230,286

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.
STATEMENT OF STOCKHOLDERS DEFICIENCY

	Common Stock		Preferred Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total

Balance December 31, 2014	17,682,286	$1,768	200	$200	$ 612,398	$ (3,000)	$ (677,919)	$ (66,553)

Stock Issued for Prepaid Services	-	-	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	-	(268,407)	$ (268,407)
Balance March 31, 2015	17,682,286	$ 1,768	200	$200	$ 612,398	$ -	$ (946,326)	$ (331,960)

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$ (268,407)	$ (57,802)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	12,500	4,000
Stock based compensation	3,000	2,000
Changes in assets and liabilities:
Decrease in Prepaid Expenses	17,820	-
Decrease in Bank Overdraft	(3,153)	-
Decrease in Deferred Rent	(3,231)	-
Increase in accounts payable	7,586	(10,911)
Cash flows used in operations activities	(233,885)	(62,713)

Cash flows used in investing activities:
Purchase of Fixed Assets	(54,053)	(16,885)
Website development costs	(60,170)
Payment of security deposit	(7,625)	(1,950)
Payment of cash for intangible asset-license	-	(20,000)
Cash flows used in investing activities:	(121,848)	(38,835)

Cash flows provided from financing activities:
Advances from stockholder	387,953	101,944
Cash flows provided from financing activities:	387,953	101,944

Net change in cash and cash equivalents	32,220	396

Cash and cash equivalents, beginning of period	9,644	665

Cash and cash equivalents, end of period	$ 41,864	$ 1,061

SUPPLEMNTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -
See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2015

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

Basis of Accounting

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 15, 2015.  Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of future results for the full year.

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

Intangible Assets

Intangible assets, which are composed music rights, rights to dance competitions, and goodwill are considered intangible assets with infinite lives, which are not amortized but are reviewed for impairment at least annually. All intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.  No impairment loss has been recognized during the three months ended March 31, 2015 and year ended December 31, 2014.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company had a loss of $268,407 for the three months ended March 31, 2015 and working capital deficit of $1,020,719 and accumulated deficit of $946,326 as of March 31, 2015.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1 registration statement, which was declared effective by the SEC on August 10, 2012.  These conditions cause substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: DUE TO STOCKHOLDER

The Company has received advances from an officer and stockholder for working capital purposes.  These advances are due on demand and accrue interest at an annual rate of 4%.  Interest expense totaled $10,229 for the three months ended March 31, 2015. At March 31, 2015 and December 31, 2014, the amount due to the stockholder was $1,042,297 and $654,344, respectively.

NOTE 4:  PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives
	(Quarters)	March 31, 2015	December 31, 2014
Furniture and Fixtures	5	$ 30,997	$ 28,832
Machinery and Equipment Video Equipment	5 5	18,353 43,110	18,353 43,110
Leasehold Improvements	5	84,400	32,860
		$ 176,860	$ 123,155
Less accumulated depreciation		(32,960)	(20,460)
		$ 143,900	$ 102,695

Depreciation expense amounted to $12,500 and $4,000 for the three months ended March 31, 2015 and March 31, 2014, respectively.

NOTE 5:  INCOME TAXES

As of March 31, 2015, the Company had approximately $872,333 of operating loss carry forwards available to offset future taxable income, beginning to expire in 2030.

NOTE 6: STOCKHOLDERS’ DEFICIENCY

January 9, 2014 the Board of Directors approved issuing common stock as prepayment for legal services to Corporate counsel for $25,000 of services; stock valued at $.02 a share based on the value of services to be provided. The Company recorded the fair value of $25,000 as deferred compensation to be expensed as services are provided $2,000 was applied to accounts payable that was due as of December 31, 2013. Total shares issued were 125,000 shares. During the year ended December 31, 2014 the Company expensed $20,000 leaving a remaining balance of $3,000 that is reflected as deferred stock compensation of the accompanying consolidated balance sheet. During the three months ended March 31, 2015, the remaining $3,000 was recognized as stock compensation expense.

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

As of March 31, 2015, future minimum rental payments under the lease are as follows:

Year Ending December 31,  2015

$  94,500

Rent expense for the quarter ended March 31, 2015 including operating expenses charged by the landlord, totaled $62,276.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 14, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

Overview

General: Ballroom Dance Fitness, Inc. was incorporated in the State of Florida on January 2, 2009. We filed a registration statement on Form S-1 with the Securities and Exchange Commission. The Securities and Exchange Commission declared our registration statement effective on August 10, 2012. We obtained a trading symbol and commenced trading on the OTC Markets QB of our shares of common stock on April 22, 2014.

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

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014

Revenues

Revenues for the three months ended March 31, 2015 were $74,615 and revenues for the three months ended March 31, 2014 were $40,122. Revenues increase in 2015 were primarily due to additional Plaza Events sales from dance lessons and fund raising events.

Operating Expenses

Operating expenses for the quarter ended March 31, 2015 were $292,590 as compared to $74,694 for the quarter ended March 31, 2014. The increases in expenses during 2014 are due to rent expense of $62,276 and $99,750 of professional fees for the quarter and other fees to the auditor and consultants.

Net Loss

Net loss for the quarter ended March 31, 2015 was $268,407 compared to a net loss of $57,802 for the quarter ended March 31, 2014. The net loss for 2015 is after increased expenses in video production and fees for labor and expenses related to the Plaza operations.

Assets

At December 31, 2014, we had total assets of $606,875 compared to $730,623 at March 31, 2015. Increase in total assets at March 31, 2015 was mainly to the purchase of leasehold improvements for the Plaza Events location and costs to develop the website.

Liabilities

Our total liabilities were $673,428 at December 31, 2014, compared to $1,062,583 at March 31, 2015. The increase from 2014 to 2015 was primarily due to a $387,000 increase of loans from shareholder.

At March 31, 2015, a shareholder was owed $1,042,297.

Total Stockholders' Equity

Our stockholders' deficit was $66,553 at December 31, 2014, compared to deficit of  $331,960 at March 31, 2015. The increase from 2014 to 2015 was mainly due to the additional loss in the quarter.

Our auditors in 2014 expressed doubt about our ability to continue as a going concern. At March 31, 2015, the Company had negative working capital and a stockholder deficit.

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

Not applicable

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

Ballroom Dance Fitness Inc.

Date: May 15, 2015	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)