Form 10-Q
period 2015-06-30
BALLROOM DANCE FITNESS, INC.
filed 2015-08-26
CIK 1493109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-167249

BALLROOM DANCE FITNESS, INC.

 (Exact name of registrant as specified in its charter)

Florida (State or other Jurisdiction of Incorporation or Organization)	26-3994216 (I.R.S. Employer Identification No.)
5280 North Ocean DR Suite 2-F Riviera Beach, Florida	33404
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (954) 684-8288

111 U.S. Highway One

North Palm  Beach,  Florida 33408

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

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of August 19, 2015, there were 24,392,286 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$ 12,904	$ 9,644
TOTAL CURRENT ASSETS:	12,904	9,644

PROPERTY AND EQUIPMENT - NET	187,400	102,695

OTHER ASSETS
Security Deposit	28,755	18,085
Prepaid Expenses	-	17,820
Website Development	71,386	11,216
Video Production	71,528	71,180
Intangible assets	395,500	20,000
Goodwill	356,235	356,235
TOTAL ASSETS	$ 1,123,208	$ 606,875

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
Accounts Payable	$ 2,187	$ 1,854
Bank Overdraft	11,312	3,153
Deferred Rent	21,692	14,077
Obligation for acquisition of intangible assets	112,500	-
Due to Stockholders	1,346,217	654,344
TOTAL CURRENT LIABILITIES:	1,493,908	673,428

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:

Preferred stock, $1 par value; 10,000,000 shares authorized; 200 shares issued and outstanding at June 30, 2015 and December 31, 2014	200	200
Common stock, $.0001 par value; 100,000,000 shares authorized; 24,352,286 and 17,682,286 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,435	1,768
Additional paid in capital	878,531	612,398
Deferred compensation	(76,000)	(3,000)
Accumulated deficit	(1,175,366)	(677,919)
TOTAL STOCKHOLDERS' DEFICIENCY	(370,200)	(66,553)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 1,123,208	$ 606,875

See accompanying notes to the condensed consolidated financial statements.

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$ 45,905	$ 36,571	$ 120,520	$ 76,693
Cost of Sales	(18,862)	(14,937)	(69,294)	(38,167)

Gross Profit	27,403	21,634	51,226	38,526

Expenses:
Rent	50,216	20,670	112,492	41,340
Personnel Costs	25,398	4,997	63,508	8,129
Professional Fees	62,836	10,225	162,586	30,325
Interest Expense	28,741	4,165	38,970	8,330
Other General and Administrative Expenses	88,891	32,341	171,116	58,968
Total Expenses	256,082	72,398	548,672	147,092
Net Loss	$ (229,039)	$ (50,764)	$ (497,446)	$ (108,566)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.01)

Weighted average common shares outstanding	17,908,879	13,292,786	17,796,842	13,261,709

See accompanying notes to the condensed consolidated financial statements 5

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY (UNAUDITED)

	Preferred Stock		Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Deficit	Total

Balance December 31, 2014	200	$ 200	17,682,286	$ 1,768	$ 612,398	$ (3,000)	$ (677,919)	$ (66,553)

Stock Issued for Prepaid Services	-	-	-	-	-	3,000	-	3,000

Stock Issued for Consulting Services	-	-	3,060,000	306	122,0904	(76,000)	-	44,000

Stock Issued for Intangible Asset Acquisitions	-	-	3,600,000	360	143,640	-	-	144,000

Stock issued to settle stockholder debt	-	-	10,000	1	399	-	-	400
Net loss	-	-	-	-	-	-	(497,446)	$ (497,446)
Balance June 30, 2015	200	$ 200	24,352,286	$ 2,435	$ 878,531	$ (76,000)	$ (1,175,365)	$ (370,200)

See accompanying notes to the condensed consolidated financial statements

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net Loss	$ (497,446)	$ (108,566)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	33,500	6,389
Stock based compensation	46,400	2,000
Changes in assets and liabilities:
Decrease in Prepaid Expenses	17,820	-
Increase in Bank Overdraft	8,159	-
Increase in Deferred Rent	7,615	-
Decrease Deferred Stock Compensation	3,000	-
Increase in due from related party		(495)
Increase in accounts payable	(1,266)	(15,955)
Cash flows used in operations activities	(382,218)	(116,627)

Cash flows used in investing activities:
Purchase of Fixed Assets	(112,205)	(61,234)
Website development costs	(60,170)	-
Video production costs	(350)	-
Payment of security deposit	(10,670)	(3,250)
Payment of cash for intangible asset-license	(125,000)	(20,000)
Cash flows used in investing activities:	(308,395)	(84,484)

Cash flows provided from financing activities:
Advances from stockholder	693,873	231,807
Cash flows provided from financing activities:	693,873	231,807

Net change in cash and cash equivalents	3,260	30,696

Cash and cash equivalents, beginning of period	9,644	665

Cash and cash equivalents, end of period	$ 12,904	$ 31,361

SUPPLEMNTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of intangible assets	$ 144,000	$ -
Common stock issued to settle stockholder debt	$ 400	$ -

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

The Company has created three wholly owned subsidiaries under the laws of the state of Florida: Palm Beach Dance Challenge, LLC for the purpose of marketing dance competitions in Palm Beach, Florida; Plaza Ballroom  & Event Centre, LLC to operate a ballroom dance hall and event center in Palm Beach, Florida; and Pro Arena Rugby, Inc. for the purpose of the formation of a World Arena Rugby League.

During the three months ended June 30, 2015, the Company, through its wholly owned subsidiaries, acquired the rights to 1) the World Arena Rugby League for consideration of 3,000,000 shares of common stock, 2) a 70% interest in the “Great American Divas” for consideration of 600,000 shares of common stock, and 3) a 50% in the net profits of “Kobra and the Lotus” for cash consideration of $237,500.  See note 5.  The World Arena Rugby League is a concept to form a new indoor Rugby league.  The Great American Divas is a Broadway style show featuring music and production of the 70’s era. The Company plans to produce and promote a series of Live Concert events featuring the Great American Diva’s in 2015, with the ultimate goal of securing residency in casino showrooms nationwide in 2016. It is the Company’s intention to franchise the production and expand its presence globally. The Company through its licensing agreement has secured the recording, touring, and merchandising rights.  Kobra and the Lotus is a Canadian recording artist scheduled to perform 90 plus shows in 2015 throughout Canada, USA, and Europe, and plans to release a new record in the second quarter of 2016.

The Company is broadening its business plan with investments, acquisitions, new products and joint ventures creating a diversified Entertainment Company that has multiple divisions and subsidiaries in the Music Industry, Merchandising Industry, Professional Sports Industry, Fitness Industry, Dancing Industry and Special Events Venue.

The Company has not only changed the business plan, it is in the process of changing its name to ZOOM Companies, Inc. and is waiting for FINRA to assign a new trading symbol.

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the

Securities and Exchange Commission (SEC) on April 15, 2015.  Interim results of operations for the six months ended June 30, 2015 are not necessarily indicative of future results for the full year.

Principle of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates

Fair Value of Financial Instruments

The Company’s consolidated balance sheets include certain financial instruments. The carrying amounts of accounts payable and due to stockholder approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Cash and Cash Equivalents

 Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with an original maturity of three months or less.

Intangible Assets

Intangible assets, which are composed of music rights, rights to dance competitions, sports leagues, music acts and goodwill. Intangible assets with indefinite lives, which are not amortized but are reviewed for impairment at least annually. All intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The Company’s rights to a recording artist are being amortized over the estimated life of 10 years.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.  No impairment loss has been recognized during the six months ended June 30, 2015 and year ended December 31, 2014.

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

Revenue recognition

The Company leases its studio to third parties, who collect and retain fees for events and lessons.  The Company recognizes revenues related to these arrangements during the period in which the events are held or lessons are given.  Ancillary revenues related to events, including music concerts, sporting tickets, food and beverage sales, are recognized during the period in which the events are held.

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

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company had a loss of $497,446 for the six months ended June 30, 2015 and working capital deficit of $1,481,004 and accumulated deficit of $1,175,366 as of June 30, 2015.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1 registration statement, which was declared effective by the SEC on August 10, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: DUE TO STOCKHOLDER

The Company has received advances from an officers and stockholders for working capital purposes.  These advances are due on demand and accrue interest at an annual rate of 4%.  Interest expense totaled $10,229 for the six months ended June 30, 2015. At June 30, 2015 and December 31, 2014, the amount due to the stockholders was $1,346,217 and $654,344, respectively.

NOTE 4:  PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives
	(Years)	June 30, 2015	December 31, 2014
Furniture and Fixtures	5	$ 30,997	$ 28,832
Machinery and Equipment Video Equipment	5 5	18,353 43,110	18,353 43,110
Leasehold Improvements	5	142,900	32,860
		$ 235,360	$ 123,155
Less accumulated depreciation		(47,960)	(20,460)
		$ 187,400	$ 102,695

Depreciation expense amounted to $27,500 and $6,389 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 5: INTANGIBLE ASSETS

During the six months ended June 30, 2015, the Company acquired the following intangible assets.

In June 2015, the Company acquired the rights to a concept to form a new indoor rugby league for consideration of 3,000,000 shares of common stock.  The Company recorded the rights to the concept as an intangible asset based on the fair value of the common stock of $.040 per share, or $120,000.  The Company considers these rights to have an indefinite life. The Company also issued an additional 3,000,000 shares of common stock, for an aggregate of 6,000,000 shares, for consulting services related to the creation, financing, and operation of the rugby league.  See note 7.

In April 2015, the Company acquired a 50% interest in the net profits (as defined in the agreement) of an agreement with a recording artist for cash consideration of $237,500, of which $125,000 was paid during the three months ended June 30, 2015.  The remaining balance of $112,500 is payable by November 1, 2015 and is reflected as Obligation for acquisition of intangible asset on the accompanying condensed consolidated balance sheet.  The recording contract provides for a license period of seven years following the release of each album, as defined in the agreement.  The agreement requires the release of one album and an additional three albums at the option of the licensee.  The Company estimates the life of the agreement to be 10 years and is amortizing these rights over 10 years using the straight line method.  The Company recorded amortization of $6,000 for the three and six months ended June 30, 2015.

In May 2015, the Company acquired a 70% interest in two musical acts for consideration of 600,000 shares of common stock.  The Company recorded the rights to the musical acts as an intangible asset based on the fair value of the common stock of $.04 per share, or $24,000.  The Company considers these rights to have an indefinite life.

NOTE 6:  INCOME TAXES

As of June 30, 2015, the Company had approximately $1,200,000 of operating loss carry forwards available to offset future taxable income, beginning to expire in 2030.

NOTE 7: STOCKHOLDERS’ DEFICIENCY

On January 9, 2014 the Board of Directors approved issuing common stock as prepayment for legal services to Corporate counsel for $25,000 of services; stock valued at $.02 a share based on the value of services to be provided. The Company recorded the fair value of $25,000 as deferred compensation to be expensed as services are provided, of which $2,000 was applied to accounts payable that was due as of December 31, 2013. Total shares of 125,000 were issued. During the year ended December 31, 2014 the Company expensed $20,000 leaving a remaining balance of $3,000 that is reflected as deferred stock compensation on the accompanying condensed  consolidated balance sheet. During the six months ended June 30, 2015, the remaining $3,000 was recognized as stock compensation expense.

The Company acquired a 70% interest in two musical acts in exchange for 600,000 shares of Company stock, valued at $.04 per share for a total purchase price of $24,000, which is included in intangible assets as of June 30, 2015.

In June 2015, the Company acquired the rights to a concept to form a new indoor rugby league for consideration of 3,000,000 shares of common stock.  The Company recorded the rights to the concept as an intangible asset based on the fair value of the common stock of $.040 per share, or $120,000.  The Company also issued an additional 3,000,000 shares of common stock, for an aggregate of 6,000,000 shares, for consulting services related to the creation, financing, and operation of the rugby league.  Of the 3,000,000 shares issued for consulting services, 1,700,000 shares are not subject to any performance criteria, and 1,300,000 are subject to performance criteria, none of which have been met.  The recorded compensation expense of $68,000 for the three and six months ended June 30, 2015 and deferred stock compensation of $76,000 as of June 30, 2015.

 On May 6, 2015 The Company issued 10,000 shares of common stock with a fair value of $400 in settlement of stockholder advance totaling $2,000.

On June 16, 2015 The Company issued 60,000 shares of common stock to three consultants for services rendered. The Company recorded the fair value of the shares, or $2,400 as consulting expense for the three and six months ended June 30, 2015.

The Company has entered into an agreement with a consultant for a term from June 2015 through December 2015. As part of the agreement the consultant will receive 20,000 shares of common stock, which are valued at $.04 per share, for a total value of $800. This will be recognized as consulting expense over the term of the agreement.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Plaza Lease Agreement

As a result of the October 2013 acquisition, the Company assumed a three-year lease for its dance facility. The lease requires monthly payments of $5,500 commencing on November 1, 2012 increasing by 5% on each anniversary date through October 2015. On August 1, 2014 the lease was amended to include additional space for events and competition. The new rate was increased to $6,500 through the balance of the lease term, October 2015.

As of June 30, 2015, future minimum rental payments under the lease are as follows:

Year Ending December 31, 2015

$  94,500

Rent expense for the six months ended June 30, 2015 including operating expenses charged by the landlord, totaled $112,492.

Acquisition of Rights to Recording Artist

The Company is obligated to pay $112,500 by November 2015 pursuant to its acquisition of rights to a recording artist.

Employment Agreements

Effective January 1, 2009, the Company entered into employment agreements with both Mr. William Forhan and Mr. Sean Forhan.  The agreements are the same for both officers and are for a term of four years and shall automatically renew for one-year terms thereafter unless terminated by either party at least 90 days prior to the next term.  Under the agreements, each employee shall receive a base salary of $72,000 per year and an annual bonus of 10% of EBITDA, but no wages shall be accrued until such time the Company has adequate cash flow.  The Officers shall also receive a car allowance of $600 per month.  The employment agreements provide for health and life insurance and four weeks paid vacation.  Since inception, no amounts have been paid or accrued under the aforementioned employment agreements; however, the Company has agreed to begin paying these amounts, effective August 1, 2015.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 26, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 9: SUBSEQUENT EVENTS

On July 20, 2015 the Company agreed to issue 20,000 shares of common stock to a third party in exchange for reduction of $400 debt owed to its chief executive officer.  As of the date of this filing, these shares had yet to be issued.

In July 2015, the Company issued 40,000 shares of common stock to two Consultants for $16,000 in services rendered.

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

The Company initially competed in the weight loss and ballroom dance business and operates a dance study for lessons and competition in Palm Beach, Florida. Ballroom Dance Fitness, Inc. was organized January 2, 2009 under the laws of the State of Florida.  Today the Company is diversified and is an Entertainment Company with the following portfolio:

1.

Ballroom Dance Fitness  DVD

The Ballroom Dance Fitness (BDF) is a DVD designed for individuals that want to lose weight and also learn Ballroom Dance steps while exercising. The DVD’s will be marketed via 26 minute TV infomercials, 1 and 2 minute TV ads, and Internet marketing. The DVD features six different ballroom dances: the Cha-Cha, Swing, Salsa, Merengue, Rumba and Waltz.   The program is to promote “Fun Exercise” to Ballroom Dance and fitness enthusiasts.

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

3.

Pro Arena Rugby: The Company has formed a wholly owned subsidiary which shall own and operate Pro Arena Rugby, Inc. (PAR). The Company concept is introducing Rugby 7s in the in-door arena format. Following the nationwide success of Arena Football, PAR is developing a professional Rugby league, looking to launch its inaugural season in the second quarter of 2016. Initially, the Company looks to start the Pro Arena Rugby League with sixteen professional teams, June 1, 2016, expanding to twenty by 2017. PAR will have 8 teams in  both the Eastern and Western Conferences, competing for a Conference  play-off of four teams. The Conference Champions will compete for the PAR Championship game between the East Conference and West Conference Champions on September 10, 2016.  PAR will own the merchandise license for all of the jersey, hats, shirts and imprinted specialties, including league teams and retail stores; all must be bought from PAR. PAR will host a Rugby Challenge in Las Vegas October 24 - 25, 2015 at the Orleans Hotel Casino to eight  rugby teams to compete in a 3 game competition with the winner earning $25,000 cash; all of the owners of pro teams from the NFL, MLB, NBA and NHL can see why they should invest in PAR.

4.

Kobra and the Lotus: The Company has entered into a Joint Venture with Titan Music & Entertainment, LLC. Titan owns and operates all revenue streams in reference to the global music artist “Kobra and the Lotus” along with a worldwide distribution agreement with EMI / Caroline / Universal record distribution. Kobra and the Lotus is a Canadian Artist originally signed to Gene Simmons (KISS), under a Canadian production agreement. Titan Music & Entertainment, LLC. acquired an exclusive rights contract, spanning a ten year recording and ancillary rights agreement, in June 2014 and then formed a Joint Venture partnership with the Company to exploit the artist worldwide. Currently, Kobra and the Lotus have a new CD and bonus EP in the marketplace and are scheduled to tour 90 plus shows in 2015 ( Canada, USA, and Europe). Kobra’ new record will be released in second quarter 2016.

5.

Great American Divas; The Company has entered into a licensing agreement with controlling interest in “Great American Diva’s”, a Broadway style show & musical journey into the world of the 70’s era featuring many musical female giants of our time. The Company will produce and promote a series of Live Concert events featuring Great American Diva’s in 2015, with the ultimate goal of securing residency in casino showrooms nationwide in 2016. It is our intention to franchise the production and expand its presence globally. The Company through its licensing agreement has secured the recording, touring, and merchandising rights on an exclusive basis.

6.

The Plaza Ballroom:  The Company brags that it has the largest dance floor in Florida (40ft. x 60 ft.).

The Plaza operates a 13,000 sq. ft. and a 5,500 sq. ft. (adjacent), multi-purpose venue in North Palm Beach Florida. The Ballroom functions as a multi-use venue for live entertainment: a dance studio teaching ballroom  lessons, wedding receptions for 350 guests. musical concerts for 425, and  private parties for 350 guests; plus a second venue that serves up to 150 additional guests. The venue has 2 parking lots for 400 cars. The Company has a liquor license and caters to private parties. The Plaza also hosts ballroom Dance Competitions for Sanctioned Dance Competitions.

7.

Professional Ballroom Competitions: The Company has acquired a license for Sanctioned Dance Competitions sponsored by The National Dance Council of America for the county of Palm Beach, Florida. The license is for two events a year: hosted in September and January, yearly. The event will draw over one hundred professionals competing for trophies and money. The week- end competitions include dance couples made up of professional dancers and students. The event has three dance judges that determine and announce the winners at the Awards Dinner Dance. The Company earns money for producing and directing the week-end activities that includes dance competitions for 2 nights, registration fee and dance fees for each dance (heat) they enter.

8.

Delray Tennis Center: The Company has entered into a Joint Venture with Titan Music & Entertainment, LLC. The core business is management of the city owned facility as to all music events and act in the capacity of venue promoter for all music entertainment productions for 7,500 music fans. Currently, the inaugural concert / event is scheduled for November 14, 2015. The Company is scheduled to promote ten musical concert / events in 2016  ranging from 1,000-7,500 enthusiasts.

9.

Plaza National Musical Concerts The Plaza offers National Musical Concerts featuring the original bands from the 60’s - 90’s  Era, the music that many people grew up with; last week the Plaza hosted the band known as FireFall to a sold out performance, forth coming is Jefferson Airplane and Little River Band from Australia. The Plaza is a unique venue offering close seats for all 425 musical fans; paying $45-$90 a person.

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

Three Month Period Ended June 30, 2015 Compared to Three Month Period Ended June 30, 2014

Revenues

Revenues for the three months ended June 30, 2015 were $45,905 and revenues for the three months ended June 30, 2014 were $36,571. Revenues increased in 2015 primarily due to additional Plaza Event sales from dance lessons and fund raising events.

Operating Expenses

Operating expenses for the quarter ended June 30, 2015 were $256,082 as compared to $72,398 for the quarter ended June 30, 2014. The increase in expenses during 2015 is due to rent expense of $50,216 and $87,961 of professional fees for the quarter paid to the auditor and consultants.

Net Loss

Net loss for the quarter ended June 30, 2015 was $229,039 compared to a net loss of $50,764 for the quarter ended June 30, 2014. The net loss for 2015 is after increased expenses from professional fees, video production and fees related to the Plaza operations.

Six Month Period Ended June 30, 2015 Compared to Six Month Period Ended June 30, 2014

Revenues

Revenues for the six months ended June 30, 2015 were $120,520 and revenues for the three months ended June 30, 2014 were $76,693. Revenues increased in 2015 were primarily due to additional Plaza Event sales from dance lessons and fund raising events.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 were $548,672 as compared to $147,092 for the quarter ended June 30, 2014. The increases in expenses during 2015 are due to increased rent expense of $112,492 and $187,711 of additional professional fees for the quarter and other fees to consultants.

Net Loss

Net loss for the six months ended June 30, 2015 was $497,446 compared to a net loss of $108,566 for the quarter ended June 30, 2014. The net loss for 2015 is after increased expenses from video production and professional fees to the Plaza operations.

Liquidity and Capital Resources

The Company used cash in operations of $382,218 for the six months ended June 30, 2015 as compared to $116,627 used in six months ended June 30, 2014. Increases in cash used is mainly a result of the net loss for the quarter offset by stock issued for services and depreciation during the year.

The Company used $308,395 if cash for investing activities. Increases were primarily due to the purchase of fixed assets of $112,205 and purchase of licenses for $125,000.

During the six months ended June 30, 2015 the Company was provided cash from financing activities of $693,873 as compared to $231,807 provided for the six months ended June 30, 2014. The increase was a result of additional advances from our CEO for the period.

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

With respect to the period ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2015, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  The following material weaknesses were identified:

•

The Company does not have a full time CFO and is dependent on outside consultants for the day to day accounting and disclosure requirements, and;

•

The Company does not have an independent audit committee that can provide oversight of management activities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 29, 2015 the Company issued 600,000 non-registered shares for the purchase of a 70% in two musical acts.

On June 1, 2015 the Company issued 3,000,000 unregistered shares to a consultant, pursuant to its acquisition of rights to a concept for an indoor rugby league.

During May and June 2015, the Company issued at total of 60,000 unregistered shares for consulting services to four different individuals.

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

Ballroom Dance Fitness Inc.

Date: August 26, 2015	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)