Form 10-Q
period 2015-09-30
BALLROOM DANCE FITNESS, INC.
filed 2015-11-23
CIK 1493109

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of November 20, 2015, there were 24,192,286 shares of common stock, par value $0.0001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$ 10,015	$ 9,644
TOTAL CURRENT ASSETS:	10,015	9,644

PROPERTY AND EQUIPMENT - NET	155,782	102,695

OTHER ASSETS
Security Deposit	29,175	18,085
Prepaid Expenses	-	17,820
Website Development	73,386	11,216
Video Production	71,528	71,180
Intangible assets	137,600	20,000
Goodwill	356,235	356,235
TOTAL ASSETS	$ 833,721	$ 606,875

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
Accounts Payable	$ 2,464	$ 1,854
Bank Overdraft	3,417	3,153
Deferred Rent	25,501	14,077
Due to Stockholders	1,508,081	654,344
TOTAL CURRENT LIABILITIES:	1,539,463	673,428

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $1 par value; 10,000,000 shares authorized; 200 shares issued and outstanding at June 30, 2015 and December 31, 2014	200	200
Common stock, $.0001 par value; 100,000,000 shares authorized; 24,192,286 and 17,682,286 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,419	1,768
Additional paid in capital	872,147	612,398
Deferred compensation	(57,000)	(3,000)
Accumulated deficit	(1,523,508)	(677,919)
TOTAL STOCKHOLDERS' DEFICIENCY	(705,742)	(66,553)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 833,721	$ 606,875

See accompanying notes to the unaudited condensed consolidated financial statements.

4 BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$ 127,936	$ 34,013	$ 248,456	$ 110,706
Cost of Sales	(109,180)	(27,799)	(178,474)	(27,800)

Gross Profit	18,756	6,214	69,982	82,906

Expenses:
Rent	54,289	37,670	166,781	79,010
Personnel Costs	21,032	23,843	84,540	31,612
Professional Fees	117,920	60,971	280,506	91,296
Interest Expense	27,189	-	66,159	-
Impairment of Intangible Asset	147,778	-	147,778	-
Other General and Administrative Expenses	(1,309)	15,305	169,807	112,439
Total Expenses	366,899	137,789	915,571	314,357
Net Loss	$ (348,143)	$ (131,575)	$ (845,589)	$ (231,451)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	24,015,982	13,891,237	10,649,477	13,524,467

See accompanying notes to the unaudited condensed consolidated financial statements. 5

BALLROOM DANCE FITNESS, INC.
STATEMENT OF CONSOLIDATED STOCKHOLDERS DEFICIENCY

	Common Stock		Preferred Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total

Balance December 31, 2014	17,682,286	$ 1,768	200	$200	$ 612,398	$ (3,000)	$ (677,919)	$ (66,553)

Stock Issued for Prepaid Services	-	-	-	-	-	3,000	-	3,000

Stock Issued for Consulting Services	3,060,000	306			122,094	(76,000)		46,400
Amortization of Prepaid Consulting Services						19,000		19,000
Stock Issued to Settle Stockholder Debt	10,000	1			399			400

Stock Issued for Asset Acquisitions	3,440,000	344			137,256			137,600
Net loss	-	-	-	-	-	-	(845,589)	$ (845,589)
Balance September 30, 2015	24,192,286	$ 2,419	200	$200	$ 872,147	$ (57,000)	$ (1,523,508)	$ (705,742)

See accompanying notes to the unaudited condensed consolidated financial statements. 6

BALLROOM DANCE FITNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net Loss	$ (845,589)	$(231,451)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	42,500	17,389
Stock based compensation	46,400	2,000
Impairment of Intangible Asset	147,778
Changes in assets and liabilities:
Decrease in Prepaid Expenses	17,820	(17,820)
Increase in Bank Overdraft	264
Increase in Deferred Rent	11,424
Decrease Deferred Compensation	22,000
Increase in due from related party		(2,095)
Increase in accounts payable	610	(18,035)
Cash flows used in operations activities	(556,793)	(250,012)

Cash flows used in investing activities:
Purchase of Fixed Assets	(97,965)	(119,037)
Website development costs	(62,170)
Video production costs	(350)
Payment of security deposit	(11,090)	(19,970)
Payment of cash for intangible asset-license	(133,778)	(20,000)
Cash flows used in investing activities:	(305,353)	(159,007)

Cash flows provided from financing activities:
Advances from stockholder	862,517	420,241
Cash flows provided from financing activities:	862,517	420,241

Net change in cash and cash equivalents	371	11,222

Cash and cash equivalents, beginning of period	9,644	665

Cash and cash equivalents, end of period	$10,015	$ 11,887

SUPPLEMNTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$-
Taxes paid	$ -	$-

SCHEDULE OF NONCASH INVESTMENT ACTIVITY:
Issuance of common stock in settlement of stockholder advances	$144,000	$ -
Reclassification of contingent guaranty	$400	$ -

See accompanying notes to the unaudited condensed consolidated financial statements.

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

During the nine months ended September 30, 2015, the Company, through its wholly owned subsidiaries, acquired the rights to 1) the World Arena Rugby League for consideration of 3,000,000 shares of common stock, 2) a 70% interest in the “Great American Divas” for consideration of 600,000 shares of common stock, and 3) a 50% in the net profits of “Kobra and the Lotus” for cash consideration of $237,500.  See note 5.  The World Arena Rugby League is a concept to form a new indoor Rugby league.  The Great American Divas is a Broadway style show featuring music and production of the 70’s era. The Company plans to produce and promote a series of Live Concert events featuring the Great American Diva’s starting in 2015, with the ultimate goal of securing residency in casino showrooms nationwide in 2016. It is the Company’s intention to franchise the production and expand its presence globally. The Company through its licensing agreement has secured the recording, touring, and merchandising rights for $350,000.  Kobra and the Lotus is a Canadian recording artist scheduled to perform 90 plus shows in 2015 throughout Canada, USA, and Europe, and plans to release a new record in the second quarter of 2016.

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

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the

Securities and Exchange Commission (SEC) on April 15, 2015.  Interim results of operations for the nine months ended September 30, 2015 are not necessarily indicative of future results for the full year.

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

Intangible Assets

Intangible assets, which are composed of music rights, rights to dance competitions, sports leagues, music acts and goodwill are considered intangible assets with indefinite lives, which are not amortized but are reviewed for impairment at least annually. All intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.  The Company recognized an impairment loss for the Kobra License agreement during the nine months ended September 30, 2015. For the year ended December 31, 2014 no impairment was recognized. See Note 5 below.

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

NOTE 2: GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.  The Company had a loss of $845,589 for the nine months ended September 30, 2015 and working capital deficit of $1,529,448 and accumulated deficit of $1,523,508 as of September 30, 2015.  The future of the Company is dependent on its ability to obtain funding from the sale of common stock pursuant to its S-1 registration statement, which was declared effective by the SEC on August 10, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments to the financial statements that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: DUE TO STOCKHOLDERS

The Company has received advances from an officers and stockholders for working capital purposes.  These advances are due on demand and accrue interest at an annual rate of 4%.  Interest expense totaled $10,229 for the nine months ended September 30, 2015. At September 30, 2015 and December 31, 2014, the amount due to the stockholders was $1,508,081 and $654,344, respectively.

NOTE 4:  PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives
	(Years)	September 30, 2015	December 31, 2014
Furniture and Fixtures	5	$ 30,997	$ 28,832
Machinery and Equipment Video Equipment	5 5	18,353 43,110	18,353 43,110
Leasehold Improvements	5	126,282	32,860
		$ 218,742	$ 123,155
Less accumulated depreciation		(62,960)	(20,460)
		$ 155,782	$ 102,695

Depreciation expense amounted to $42,500 and $17,389 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 5: INTANGIBLE ASSETS

During the nine months ended September 30, 2015, the Company acquired the following intangible assets.

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

In April 2015, the Company acquired a 50% interest with a recording artist for cash consideration of $237,500, of which $133,778 was paid during the nine months ended September 30, 2015.  The remaining balance of $103,722 as of September 30, 2015 is payable by November 1, 2015.  The recording contract provides for a license period of seven years following the release of each album, as defined in the agreement.  The agreement requires the release of one album and an additional three albums at the option of the licensee.  The Company estimates the life of the agreement to be 10 years and is amortizing these rights over 10 years using the straight line method.  The Company recorded amortization of $6,000 for the three months and $12,000 and nine months ended September 30, 2015. The Company has elected to impair the entire balance of the intangible asset of $251,500 less the balance due of $103,722. Impairment is reflected as an expense for the nine months ended September 30, 2015 of $147,778

Management of the third party from which the Company acquired its rights in the recording artist has informed the Company that it believes the Company is in 1) breach of the agreement, 2) that all amounts are not refundable, and 3) the Company has no rights in the artist.  The Company believes it is entitled to the rights it acquired and intends to puruse a remedy.  Due to the uncertainty surrounding the rights, the Company has recorded an impairment charge to reduce the carrying value of its investment to zero.

In May 2015, the Company acquired a 70% interest in two musical acts for consideration of 600,000 shares of common stock.  The Company recorded the rights to the musical acts as an intangible asset based on the fair value of the common stock of $.04 per share, or $24,000.  The Company considers these rights to have an indefinite life.

NOTE 6:  INCOME TAXES

As of September 30, 2015, the Company had approximately $1,300,000 of operating loss carry forwards available to offset future taxable income, beginning to expire in 2030.

NOTE 7: STOCKHOLDERS’ DEFICIENCY

On January 9, 2014 the Board of Directors approved issuing common stock as prepayment for legal services to Corporate counsel for $25,000 of services; stock valued at $.02 a share based on the value of services to be provided. The Company recorded the fair value of $25,000 as deferred compensation to be expensed as services are provided, of which $2,000 was applied to accounts payable that was due as of December 31, 2013. Total shares of 125,000 were issued. During the year ended December 31, 2014 the Company expensed $20,000 leaving a remaining balance of $3,000 that is reflected as deferred stock compensation on the accompanying condensed consolidated balance sheet as of December 31, 2014. During the nine months ended September 30, 2015, the remaining $3,000 was recognized as stock compensation expense.

The Company acquired a 70% interest in two musical acts in exchange for 600,000 shares of Company stock, valued at $.04 per share for a total purchase price of $24,000, which is included in intangible assets as of September 30, 2015.

In June 2015, the Company acquired the rights to a concept to form a new indoor rugby league for consideration of 3,000,000 shares of common stock.  The Company recorded the rights to the concept as an intangible asset based on the fair value of the common stock of $.040 per share, or $120,000.The Company also issued an additional 3,000,000 shares of common stock, for an aggregate of 6,000,000 shares, for consulting services related to the creation, financing, and operation of the rugby league.  Of the 3,000,000 shares issued for consulting services, 1,700,000 shares are not subject to any performance criteria, and 1,300,000 are subject to performance criteria, none of which have been met.  The recorded compensation expense of $68,000 for the nine months ended September 30, 2015 and deferred stock compensation of $76,000 as of September 30, 2015. During the three months ended September 30, 2015 the Company amortized $19,000 of the prepaid expense.

 On May 6, 2015 The Company issued 10,000 shares of common stock with a fair value of $400 in settlement of stockholder advance totaling $2,000.

On June 16, 2015 The Company issued 60,000 shares of common stock to three consultants for services rendered The Company recorded the fair value of the shares, or $2,400 as consulting expense for the three and nine months ended September 30, 2015.

The Company has entered into an agreement with a consultant for a term from June 2015 through December 2015. As part of the agreement the consultant will be receive 20,000 shares of common stock, which are valued at $.04 per share, for a total value of $800. This will be recognized as consulting expense over the term of the agreement.

On July 20, 2015 the Company agreed to issue 20,000 shares of common stock to a third party in exchange for reduction of $400 debt owed to its chief executive officer.  As of the date of this filing, these shares had yet to be issued.

In July 2015, the Company issued 40,000 shares of common stock to two consultants for services rendered.

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

Rent expense for the nine months ended September 30, 2015 including operating expenses charged by the landlord, totaled $166,781.

Acquisition of Rights to Recording Artist

The Company is obligated to pay $103,722 by November 2015 pursuant to its acquisition of rights to a recording artist.

Employment Agreements

Effective January 1, 2009, the Company entered into employment agreements with both Mr. William Forhan and Mr. Sean Forhan.  The agreements are the same for both officers and are for a term of four years and shall automatically renew for one-year terms thereafter unless terminated by either party at least 90 days prior to the next term.  Under the agreements, each employee shall receive a base salary of $72,000 per year and an annual bonus of 10% of EBITDA, but no wages shall be accrued until such time the Company has adequate cash flow.  The Officers shall also receive car allowance of $600 per month.  The employment agreements provide for health and life insurance and four weeks paid vacation.  Since inception, no amounts have been paid or accrued under the aforementioned employment agreements; however, the Company has agreed to begin paying these amounts, effective August 1, 2015. For the three months ended September 30, 2015 the Company paid $12,000 for this agreement.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 19, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

3.

Pro Arena Rugby: The Company has formed a wholly owned subsidiary which shall own and operate Pro Arena Rugby, Inc. (PAR). The Company concept is introducing Rugby 7s in the in-door arena format. Following the nationwide success of Arena Football, PAR is developing a professional Rugby league, looking to launch its inaugural season in the second quarter of 2016. Initially, the Company looks to start the Pro Arena Rugby League with sixteen professional teams, June 1, 2016, expanding to twenty by 2017. PAR will have 8 teams in  both the Eastern and Western Conferences, competing for a Conference  play-off of four teams. The Conference Champions will compete for the PAR Championship game between the East Conference and West Conference Champions on September 10, 2016.  PAR will own the merchandise license for all of the jersey, hats, shirts and imprinted specialties, including  league teams and retail stores; all must be bought from PAR. PAR will host a Rugby Challenge in Las Vegas October 24 -  25, 2015 at the Orleans Hotel Casino to eight  rugby teams to compete in a 3 game competition with the winner earning $50,000 cash; all of the owners of pro teams from the NFL, MLB, NBA and NHL can see why they should invest in PAR.

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

Three Month Period Ended September 30, 2015 Compared to Three Month Period Ended September 30, 2014

Revenues

Revenues for the three months ended September 30, 2015 were $127,936 and revenues for the three months ended September 30, 2014 were $34,013. Revenues increased in 2015 primarily due to additional Plaza Event sales from dance lessons and fund raising events and three concerts from Plaza National Musical Concerts during the quarter.

Operating Expenses

Operating expenses for the quarter ended September 30, 2015 were $366,899 as compared to $137,789 for the quarter ended September 30, 2014. The increase in expenses during 2015 is due to the impairment of the intangible asset of $147,778 and increased rent expense of $16,616, interest expense of $27,189 and  $56,949 of professional fees for the quarter paid to the auditor and consultants.

Net Loss

Net loss for the quarter ended September 30, 2015 was $348,143 compared to a net loss of $131,575 for the quarter ended September 30, 2014. The net loss for 2015 is after increased expenses from rent, interest expenses and professional fees.

Nine Month Period Ended September 30, 2015 Compared to Six Month Period Ended September 30, 2014

Revenues

Revenues for the nine months ended September 30, 2015 were $248,456 and revenues for the three months ended September 30, 2014 were $110,706. Revenues increased in 2015 primarily due to additional Plaza Event sales from dance lessons and fund raising events and three concerts from Plaza National Musical Concerts during the year to date.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 were $915,571 as compared to $314,357 for the quarter ended September 30, 2014. The increases in expenses during 2015 are due to impairment of intangible asset of $147,778 and  increased rent expense of $87,771 and $189,210 of additional professional fees for the year to date and other fees to consultants.

Net Loss

Net loss for the nine months ended September 30, 2015 was $845,589 compared to a net loss of $231,451 for the none months ended September 30, 2014. Revenues increased in 2015 primarily due to additional Plaza Event sales from dance lessons and fund raising events and three concerts from Plaza National Musical Concerts during the quarter.

Liquidity and Capital Resources

The Company used cash in operations of $556,793 for the nine months ended September 30, 2015 as compared to $250,012 used in nine months ended September 30, 2014. Increases in cash used is mainly a result of the net loss for the quarter offset by stock issued for services and depreciation during the year.

The Company used $305,353 if cash for investing activities. Increases were primarily due to the purchase of fixed assets of $97,965, website development of $62,170 and purchase of licenses for $133,778.

During the nine months ended September 30, 2015 the Company was provided cash from financing activities of $862,517 as compared to $420,241 provided for the nine months ended September 30, 2014. The increase was a result of additional advances from our CEO for the period.

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

With respect to the period ending September 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2015, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  The following material weaknesses were identified:

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

On June 1, 2015 the Company issued 3,000,000 unregistered shares as consideration for its acquisition of rights to a concept for an indoor rugby league.

During May and June 2015, the Company issued at total of 60,000 unregistered shares for consulting services to four different individuals.

The Company has entered into an agreement with a consultant for a term from June 2015 through December 2015. As part of the agreement the consultant will be receive 20,000 shares of common stock, which are valued at $.04 per share, for a total value of $800. This will be recognized as consulting expense over the term of the agreement.

On July 20, 2015 the Company agreed to issue 20,000 shares of common stock to a third party in exchange for reduction of $400 debt owed to its chief executive officer.  As of the date of this filing, these shares had yet to be issued.

In July 2015, the Company issued 40,000 shares of common stock to two consultants for services rendered.

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

Ballroom Dance Fitness Inc.

Date: November 23, 2015	By:	/s/ William G. Forhan
William G. Forhan, CEO, and Chairman (Principal Executive Officer)

Exhibit 31.1